Form 10-Q
period 1997-03-31
PANDA INTERFUNDING CORP
filed 1997-05-19
CIK 1023228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the transition period from __________ to __________.

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

                                 (972) 980-7159
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 19, 1997.

             Common Stock, Par Value $.01 Per Share       1,000

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1. Financial Statements (Unaudited)                                 F-1


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    1

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   4

                          INDEX TO FINANCIAL STATEMENTS

Panda Interfunding Corporation and Subsidiaries Condensed Consolidated Financial
Statements:

Condensed Consolidated Balance Sheets as of December 31, 1996
and March 31, 1997 .......................................................   F-2

Condensed Consolidated Statements of Operations for the three
months ended March 31, 1996 and 1997 .....................................   F-3

Condensed Consolidated Statements of Shareholder's Deficit for
the three months ended March 31, 1997 ....................................   F-4

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 1996 and 1997 .....................................   F-5

Notes to Condensed Consolidated Financial Statements for the
three months ended March 31, 1996 and 1997 ...............................   F-6

Panda Interholding Corporation and Subsidiaries Condensed Consolidated Financial
Statements:

Condensed Consolidated Balance Sheet as of December 31, 1996
and  March 31, 1997 ..................................................      F-8

Condensed Consolidated Statement of Operations for the three
months ended March 31, 1996 and 1997 .................................      F-9

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 1996 and 1997 .................................      F-10

Notes to Condensed Consolidated Financial Statements for the
three months ended March 31, 1996 and 1997 ...........................      F-11

                         PANDA INTERFUNDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                                  (UNAUDITED)
                                                 DECEMBER 31        MARCH 31
                                                    1996              1997
                                                -------------     -------------
Current assets:
   Cash and cash equivalents ................   $     828,797     $   1,191,782
   Restricted cash -- current ...............      17,809,921        15,115,215
   Accounts receivable ......................       9,402,685         9,219,619
   Fuel oil, spare parts and supplies .......       7,913,777         6,897,908
   Other current assets .....................         164,905           234,585
                                                -------------     -------------
      Total current assets ..................      36,120,085        32,659,109

Plant and equipment:
   Electric generating facilities ...........     288,716,711       289,097,164
   Furniture and fixtures ...................         494,418           496,202
   Less: accumulated depreciation ...........     (26,539,539)      (29,488,416)
                                                -------------     -------------
      Total plant and equipment, net ........     262,671,590       260,104,950

Restricted cash -- debt service reserves
 and escrow deposits ........................      31,799,366        31,799,366
Debt issuance costs, net of accumulated
 amortization of $165,015 and $338,822,
 respectively ...............................       7,570,521         7,530,770
                                                -------------     -------------
                                                $ 338,161,562     $ 332,094,195
                                                =============     =============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and accrued expenses:
      Construction costs ....................   $     660,167     $        --
      Interest and letter of credit fees ....       6,297,558         2,505,216
      Operating expenses and other ..........       6,991,796         5,931,986
   Current portion of long-term debt ........       5,717,623         5,501,823
                                                -------------     -------------
         Total current liabilities ..........      19,667,144        13,939,025

Long-term debt, less current portion ........     209,830,918       208,454,461
Capital lease obligation ....................     217,488,645       222,868,697
Commitments and contingencies (Note 3)
Shareholder's deficit:
   Common stock, par value $.01; 1,000 shares
    authorized, issued and outstanding ......              10                10
   Advances to parent .......................     (63,033,590)      (61,240,912)
   Accumulated deficit ......................     (45,791,565)      (51,927,086)
                                                -------------     -------------
      Total shareholder's deficit ...........    (108,825,145)     (113,167,988)
                                                -------------     -------------
                                                $ 338,161,562     $ 332,094,195
                                                =============     =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                      1996             1997
                                                  ------------     ------------
Revenue:
   Electric capacity and energy sales ........    $  8,015,442     $ 17,329,693
   Steam and chilled water sales .............         121,548          130,582
   Interest income ...........................         185,672          429,727
                                                  ------------     ------------
                                                     8,322,662       17,890,002
                                                  ------------     ------------
Expenses:
   Plant operating expenses ..................       2,441,532        8,261,187
   Project development and administrative ....         537,433        1,840,022
   Interest expense and letter of credit fees        3,184,745       10,801,629
   Depreciation ..............................       1,053,220        2,948,878
   Amortization of debt issuance costs .......         140,907          173,807
   Amortization of partnership formation costs         133,275             --
                                                  ------------     ------------
                                                     7,491,112       24,025,523
                                                  ------------     ------------
Income (loss) before minority interest .......         831,550       (6,135,521)
Minority interest ............................      (1,718,948)            --
                                                  ------------     ------------
Net loss .....................................    $   (887,398)    $ (6,135,521)
                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION

        CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT FOR THE
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                                        Total
                                                      Common           Advances               Accumulated              Shareholder's
                                                       Stock           to Parent                Deficit                   Deficit
                                                      ------          ------------            ------------            -------------
Balance, January 1, 1997 ....................           $10           $(63,033,590)           $(45,791,565)           $(108,825,145)
Advances from parent ........................            --              1,792,678                    --                  1,792,678
Net loss ....................................            --                   --                (6,135,521)              (6,135,521)
                                                        ---           ------------            ------------            -------------
Balance, March 31, 1997 .....................           $10           $(61,240,912)           $(51,927,086)           $(113,167,988)
                                                        ===           ============            ============            =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                         1996           1997
                                                    ------------    -----------
Operating activities:
   Net loss .....................................   $   (887,398)   $(6,135,521)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Minority interest .........................      1,718,948           --
      Depreciation ..............................      1,053,220      2,948,878
      Amortization of debt issuance costs .......        140,907        173,807
      Amortization of partnership formation costs        133,275           --
      Amortization of loan discount
       and deferred interest ....................         47,953      5,380,052
   Changes in assets and liabilities:
      Accounts receivable .......................       (660,500)       183,066
      Fuel oil, spare parts and supplies ........        281,634      1,015,869
      Other current assets ......................        (47,151)       (69,680)
      Accounts payable and accrued expenses .....      2,623,451     (4,852,153)
                                                    ------------    -----------
      Net cash provided (used) by operating
       activities ...............................      4,404,339     (1,355,682)
                                                    ------------    -----------
Investing activities:
   Restricted cash - current ....................     (4,843,722)     2,694,706
   Additions to property, plant and equipment ...    (21,053,550)    (1,042,404)
   Restricted cash - debt service reserves and
    escrow deposits .............................         76,776           --
                                                    ------------    -----------
      Net cash provided (used) by investing
       activities ...............................    (25,820,496)     1,652,302
                                                    ------------    -----------
Financing activities:
   Distributions to minority interest owner .....       (321,124)          --
   Advances from parent .........................        646,353      1,792,678
   Proceeds from long-term debt .................     21,488,220           --
   Repayment of long-term debt ..................           --       (1,592,257)
   Debt issuance costs ..........................       (199,498)      (134,056)
                                                    ------------    -----------
      Net cash provided by financing activities .     21,613,951         66,365
                                                    ------------    -----------

Increase (decrease) in cash and cash equivalents         197,794        362,985
Cash and cash equivalents, beginning of period ..      1,160,096        828,797
                                                    ------------    -----------
Cash and cash equivalents, end of period ........   $  1,357,890    $ 1,191,782
                                                    ============    ===========

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Interest expense on capital lease obligation ....   $       --      $ 5,380,052

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

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

      PIC, through its wholly owned subsidiary Panda Interholding Corporation ("Interholding"), holds the Company's ownership interests in the Rosemary project and the Brandywine project. Because Interholding has no independent operations other than holding the ownership interests in the Rosemary and Brandywine projects, Interholding (collectively with its subsidiaries) is considered the predecessor entity of the Company. The entities holding such ownership interests include the following: Panda Rosemary Corporation ("PRC"), a 91% general partner in Panda-Rosemary, L.P. ("Panda-Rosemary"); PRC II Corporation ("PRC II"), a 9% limited partner in Panda-Rosemary; Panda Brandywine Corporation, a 50% general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); Panda Energy Corporation (a Delaware corporation), a 50% limited partner in Panda-Brandywine; and Brandywine Water Company. The Company, through its general and limited partnership interests, owns 100% of Panda-Rosemary and Panda-Brandywine. Prior to July 31, 1996, the Company owned 10% of Panda-Rosemary. The Rosemary and Brandywine projects are located in the United States. Other direct or indirect wholly owned subsidiaries of PIC include Panda Funding Corporation ("PFC"), Panda-Rosemary Funding Corporation ("PRFC") and Panda Cayman Interfunding Corporation ("PIC Cayman"), which have been formed to facilitate the financing of the development and acquisition of independent power projects.

      All material intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $266,000 and $555,000 for the three months ended March 31, 1996 and 1997, respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

3.  COMMITMENTS AND CONTINGENCIES

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

      In August 1996, Panda-Brandywine and PEPCO commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). PEPCO and Panda-Brandywine are presently attempting to resolve these disagreements but there are no assurances that such efforts will be successful. If the PEPCO Interest Rate Dispute is determined adversely to Panda-Brandywine, the capacity payments paid by PEPCO under the Brandywine Power Purchase Agreement (which commenced in January 1997) will be less than originally anticipated, thereby adversely affecting the revenues realized by Panda-Brandywine, and consequently, reducing the amount of funds that would be available for distribution to the Company.

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

                         PANDA INTERHOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   (UNAUDITED)
                                                  DECEMBER 31        MARCH 31
                                                      1996             1997
                                                 -------------    -------------
Current assets:
   Cash and cash equivalents .................   $     828,797    $   1,191,772
   Restricted cash -- current ................       8,781,393       11,715,812
   Accounts receivable .......................       9,402,685        9,219,619
   Fuel oil, spare parts and supplies ........       7,913,777        6,897,908
   Other current assets ......................         164,905          234,585
                                                 -------------    -------------
      Total current assets ...................      27,091,547       29,259,696

Plant and equipment:
   Electric generating facilities ............     288,716,711      289,097,164
   Furniture and fixtures ....................         494,418          496,202
   Less: accumulated depreciation ............     (26,539,539)     (29,488,416)
                                                 -------------    -------------
      Total plant and equipment, net .........     262,671,590      260,104,950

Restricted cash -- debt service reserves
  and escrow deposits ........................      17,357,524       17,357,524
Debt issuance costs, net of accumulated
  amortization of $73,986 and $185,595,
  respectively ...............................       3,680,902        3,581,477
                                                 -------------    -------------
                                                 $ 310,801,563    $ 310,303,647
                                                 =============    =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and accrued expenses:
      Construction costs .....................   $     660,167    $        --
      Interest and letter of credit fees .....       1,186,191        1,171,352
      Operating expenses and other ...........       6,935,068        5,931,986
   Current portion of long-term debt .........       5,501,823        5,501,823
                                                 -------------    -------------
         Total current liabilities ...........      14,283,249       12,605,161

Long-term debt, less current portion .........     104,521,718      103,145,260
Capital lease obligation .....................     217,488,645      222,868,697
Advance from parent ..........................      15,387,447       15,831,864
Commitments and contingencies (Note 3)
Shareholder's deficit:
   Common stock, par value $.01; 1,000 shares
     authorized, issued and outstanding ......              10               10
   Accumulated deficit .......................     (40,879,506)     (44,147,345)
                                                 -------------    -------------
      Total shareholder's deficit ............     (40,879,496)     (44,147,335)
                                                 -------------    -------------
                                                 $ 310,801,563    $ 310,303,647
                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                       1996            1997
                                                   ------------    ------------
Revenue:
   Electric capacity and energy sales ..........   $  8,015,442    $ 17,329,693
   Steam and chilled water sales ...............        121,548         130,582
   Interest income .............................        185,672         171,178
                                                   ------------    ------------
                                                      8,322,662      17,631,453
                                                   ------------    ------------
Expenses:
   Plant operating expenses ....................      2,441,532       8,261,187
   Project development and administrative ......        537,433       1,840,022
   Interest expense and letter of credit fees ..      3,184,745       7,737,596
   Depreciation ................................      1,053,220       2,948,878
   Amortization of debt issuance costs .........        140,907         111,609
   Amortization of partnership formation costs .        133,275            --
                                                   ------------    ------------
                                                      7,491,112      20,899,292

Income (loss) before minority interest .........        831,550      (3,267,839)
Minority interest ..............................     (1,718,948)           --
                                                   ------------    ------------
Net loss .......................................       (887,398)     (3,267,839)
Accumulated deficit, beginning of period .......    (14,788,098)    (40,879,506)
                                                   ------------    ------------
Accumulated deficit, end of period .............   $(15,675,496)   $(44,147,345)
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                        1996           1997
                                                    ------------    -----------
Operating activities:
   Net loss .....................................   $   (887,398)   $(3,267,839)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Minority interest .........................      1,718,948           --
      Depreciation ..............................      1,053,220      2,948,878
      Amortization of debt issuance costs .......        140,907        111,609
      Amortization of partnership formation costs        133,275           --
      Amortization of loan discount and
       deferred interest ........................         47,953      5,380,052
   Changes in assets and liabilities:
      Accounts receivable .......................       (660,500)       183,066
      Fuel oil, spare parts and supplies ........        281,634      1,015,869
      Other current assets ......................        (47,151)       (69,680)
      Accounts payable and accrued expenses .....      2,623,451     (1,017,932)
                                                    ------------    -----------
      Net cash provided by operating activities .      4,404,339      5,284,023
                                                    ------------    -----------
Investing activities:
   Restricted cash - current ....................     (4,843,722)    (2,934,419)
   Additions to property, plant and equipment ...    (21,053,550)    (1,042,404)
   Restricted cash - debt service reserves
    and escrow deposits .........................         76,776           --
                                                    ------------    -----------
      Net cash used in investing activities .....    (25,820,496)    (3,976,823)
                                                    ------------    -----------
Financing activities:
   Distributions to minority interest owner .....       (321,124)          --
   Advances from parent .........................        646,353        444,417
   Proceeds from long-term debt .................     21,488,220           --
   Repayment of long-term debt ..................           --       (1,376,458)
   Debt issuance costs ..........................       (199,498)       (12,184)
                                                    ------------    -----------
      Net cash provided by financing activities .     21,613,951       (944,225)
                                                    ------------    -----------

Increase (decrease) in cash and cash equivalents         197,794        362,975
Cash and cash equivalents, beginning of period ..      1,160,096        828,797
                                                    ------------    -----------
Cash and cash equivalents, end of period ........   $  1,357,890    $ 1,191,772
                                                    ============    ===========
NON-CASH OPERATING AND FINANCING ACTIVITIES:

Interest expense on capital lease obligation ....   $       --      $ 5,380,052

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997


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

      Interholding, through its wholly owned subsidiaries, holds the Company's ownership interests in the Rosemary project and the Brandywine project and has no other independent operations. The entities holding such ownership interests include the following: Panda Rosemary Corporation ("PRC"), a 91% general partner in Panda-Rosemary, L.P. ("Panda-Rosemary"); PRC II Corporation ("PRC II"), a 9% limited partner in Panda-Rosemary; Panda Brandywine Corporation, a 50% general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); Panda Energy Corporation (a Delaware corporation), a 50% limited partner in Panda-Brandywine; and Brandywine Water Company. The Company, through its general and limited partnership interests, owns 100% of Panda-Rosemary and Panda-Brandywine. Prior to July 31, 1996, the Company owned 10% of Panda-Rosemary. The Rosemary and Brandywine projects are located in the United States.

      All material intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $266,000 and $555,000 for the three months ended March 31, 1996 and 1997, respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

3.  COMMITMENTS AND CONTINGENCIES

      In July 1996, Panda Funding Corporation ("PFC"), a wholly-owned subsidiary of PIC, issued $105,525,000 of pooled project bonds ("Series A Bonds"). The Series A Bonds bear interest at a fixed rate of 11-5/8% payable semiannually commencing February 20, 1997. Scheduled principal payments are required semiannually commencing February 20, 1997 and will continue through maturity on August 20, 2012. The Series A Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Series A Bonds are fully and unconditionally guaranteed by PIC. Although not direct obligations of the Company, the Series A Bonds are guaranteed on a limited basis by Interholding up to a maximum amount specified by the guarantee agreement which approximates $25.1 million at December 31, 1996 and March 31, 1997. Additionally, the Series A Bonds are secured by (i) all of the capital stock of PFC, PIC and Interholding, (ii) PIC's interest in distributions from Interholding, and (iii) certain other collateral. The Series A Bonds are effectively subordinated to the obligations of PIC's subsidiaries under project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

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

      In connection with the issuance of the Series A Bonds, PIC advanced to the Company (i) approximately $25.1 million to partially fund the acquisition of the outside investor's limited partnership interest in Panda-Rosemary as discussed in Note 5 to the Company's audited financial statements for 1996, and (ii) approximately $26.4 million to retire the term loan as discussed in Note 6 to the Company's audited financial statements for 1996.

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

      In August 1996, Panda-Brandywine and PEPCO commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). PEPCO and Panda-Brandywine are presently attempting to resolve these disagreements but there are no assurances that such efforts will be successful. If the PEPCO Interest Rate Dispute is determined adversely to Panda-Brandywine, the capacity payments paid by PEPCO under the Brandywine Power Purchase Agreement (which commenced in January 1997) will be less than originally anticipated, thereby adversely affecting the revenues realized by Panda-Brandywine, and consequently, reducing the amount of funds that would be available for distribution to the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE NOTED)

GENERAL

      The financial statements included in this Form 10-Q include the consolidated financial statements of Panda Interfunding Corporation ("PIC", or collectively with its subsidiaries the "Company") and the consolidated financial statements of Panda Interholding Corporation ("Interholding"). The financial statements of Interholding are included because Interholding provides a limited guarantee of certain indebtedness of PIC as described in Note 6 to the Company's audited financial statements for the year ended December 31, 1996. The financial statements reflect the financial data of the entities that held partnership interests in Panda-Rosemary, L.P. ("Panda-Rosemary") and Panda-Brandywine, L.P. ("Panda-Brandywine") (collectively the "Project Entities", which own the Rosemary Facility and the Brandywine Facility, respectively, as described in the following paragraph) during the periods presented. In July 1996, these partnership interests were transferred to Interholding, which is a wholly owned subsidiary of PIC, by PIC's parent and recorded at the parent's historical cost. PIC and Interholding were incorporated in July 1996 and were not in existence during the first quarter of 1996; however, the entities that currently own such partnership interests are wholly-owned subsidiaries of PIC and Interholding. Thus, references herein to financial data of the Company are for convenience of reference, and it should be understood that all such references are to the financial information of the entities that held such interests during the periods presented. Because such entities are direct subsidiaries of Interholding, Interholding is considered the predecessor of the Company.

      The Company owns 100% equity interests in two completed electric power generation facilities in the United States: the Rosemary Facility, which began commercial operations in December 1990, and the Brandywine Facility, which began commercial operations in October 1996. Prior to July 31, 1996, the Company owned a 10% equity interest in the Rosemary Facility.

RESULTS OF OPERATIONS

      The Company's revenues from electric power generation are derived from long-term contracts which include both a fixed capacity payment and a variable energy payment. The capacity payments, which are based upon the specified power generating capacity of a project, are designed to cover fixed costs and to provide an acceptable return on equity. The energy payments, which are based on actual electricity output, are designed to cover variable costs including fuel costs and variable operating expenses incurred in connection with electricity output. Accordingly, the impact of price fluctuations on the results of operations is generally not material. The extent to which a facility is dispatched (i.e., required to deliver electricity), and therefore the actual electricity output for a given period, are subject to the discretion of the power purchaser, with certain limitations. The capacity payments are the predominant source of revenue for the Company. The Company currently believes that it can meet its liquidity requirements solely from the capacity payments in the unlikely event that its facilities are not dispatched at all. See "Liquidity and Capital Resources."

      FIRST QUARTER 1997 COMPARED TO 1996

      The Company recorded a net loss of $6,136 in the first quarter of 1997 on revenues of $17,890 compared to net income before minority interest of $832 on revenues of $8,323 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), partially offset by a decrease in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $6,900 and $7,418, respectively, reflecting a contractual decrease of $518. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $175 and $597, respectively. The decrease in energy revenues for the Rosemary Facility is attributable to lower dispatch hours at that facility compared to the 1996 period. During the first quarter of 1997, the

Rosemary Facility was dispatched 42 hours as compared to 135 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the first quarter of 1997 were $5,035 and $2,546, respectively. The Brandywine Facility was dispatched 777 hours during this period. Additionally, the Brandywine Facility had energy revenues of $2,674 from the sale of natural gas and fuel oil to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $8,261 (46% of revenues) in the 1997 period from $2,442 (29% of revenues) in 1996, primarily due to low margins obtained on the sale of natural gas and fuel oil to other purchasers.

      Project development and administrative expenses were $1,840 (10% of revenues) and $537 (6% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

      Interest expense increased to $10,802 (60% of revenues) in the 1997 period from $3,185 (38% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $3,122 (17% of revenues) in the 1997 period and $1,327 (16% of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $1,719. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

      As a result of the various factors discussed above, the Company recorded net losses of $6,136 and $887 for the 1997 and 1996 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company has obtained cash from operations of the Rosemary Facility and the Brandywine Facility, borrowings under non-recourse project debt of Panda-Rosemary and Panda-Brandywine, an equity contribution by Ford Motor Credit Company ("Ford")(a former minority interest partner in Panda-Rosemary), senior indebtedness issued to Trust Company of the West, and the issuance of the Rosemary Bonds and the Series A Bonds. The Company utilized this cash to refinance the project debt of Panda- Rosemary, fund development and construction of the Brandywine Facility, service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses. Additionally, on July 31, 1996, the Company repaid all outstanding senior indebtedness to Trust Company of the West and purchased Ford's remaining limited partnership interest in Panda-Rosemary.

      The principal future cash requirement of the Company will be the payment of its obligations under the Series A Bonds. Semi-annual principal and interest payments on the Series A Bonds totaled $7.0 million in the first quarter of 1997 and are expected to total $6.1 million on each of August 20 and February 20 through February 20, 1999, after which time scheduled payments will increase as more significant principal amortization begins. The amount of principal payments generally increases over time.

      The Company will rely almost exclusively on distributions from the Project Entities to meet its cash requirements. The Project Entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility and the Brandywine Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. The Company currently believes that it will have sufficient liquidity from the cash flows available for distribution from the Project Entities, together with amounts held in debt service reserves and other restricted cash reserves, to satisfy its obligations.

      The Project Entities are dependent on capacity payments under their respective power purchase agreements to meet their fixed obligations, including payment of project-level debt service, and to make distributions to the Company. Capacity payments can be adversely affected by a major equipment failure, resulting in a facility being unavailable for dispatch for an extended period of time. Capacity payments can also be subject to reduction pursuant to regulatory disallowance and, under contractual provisions, as a result of events outside the Company's control. In 1997, 1999 and 2006, the capacity payments for the Rosemary Facility are scheduled to decrease by approximately $1.8 million (6.7%), $1.8 million (7.1%) and $5.4 million (23.1%), respectively, based on the facility's current capacity rating. The capacity payments for the Brandywine Facility, which commenced in 1997, are subject to specified downward adjustments in 1998 and 2000, and upward adjustments in 2001 and 2007 through 2021. The Company currently believes it will be able to continue to meet its obligations during the periods such reductions are applicable.

      Each of the electric energy purchasers under the power purchase agreements for the Rosemary Facility and the Brandywine Facility has a contractual right to schedule the facility for dispatch largely at the purchaser's discretion. Thus, revenues from energy payments will vary depending on the hours these facilities are dispatched by such purchasers. The Company currently believes that it can meet its liquidity requirements solely from the capacity payments in the unlikely event that these facilities are not dispatched at all.

IMPACT OF INFLATION

      Inflationary increases in the Company's costs, primarily project development costs, energy costs, and capital costs, may be offset by increases in revenue as provided in the various purchase agreements, although competition may limit the Company's ability to fully recover all such increases. The Company attempts, where possible, to obtain provisions in its power purchase agreements whereby certain revenue components, such as energy payments, may be adjusted with inflationary increases. The Company currently believes that inflation will not have a material adverse effect on the Company's financial position, results of operations or cash flows in the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


       EXHIBIT
       NUMBER      EXHIBIT DESCRIPTION
       -------     -------------------
        4.01 Second Supplemental Indenture to Trust Indenture, dated January 6, 1997, among Panda Funding Corporation, Panda Interfunding Corporation and Bankers Trust Company, as Trustee, filed as
                Exhibit 4.03 to the Company's Registration Statement on Form S-1 (Registration No. 333-14495-01) (the "Form S-1") and incorporated by reference herein.

        10.01 Form of Amendment to Service Agreement, effective January 1, 1997, between Transcontinental Gas Pipeline Corporation and Panda-Rosemary, L.P., filed as Exhibit 10.55.1 to the Form S-1 and incorporated by reference herein.

        27.01   Financial Data Schedule.*
------------
* Filed herewith.

        (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PANDA INTERFUNDING CORPORATION

Date:  May 19, 1997                      By: /s/ Janice Carter
                                         Janice Carter
                                         Executive Vice President, Secretary and
                                         Treasurer

                                  EXHIBIT INDEX
                                                                   SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER      DESCRIPTION                                                 PAGE
-------     -----------                                            ------------
27.01       Financial Data Schedule