Form 10-Q
period 1997-06-30
PANDA INTERFUNDING CORP
filed 1997-08-13
CIK 1023228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1997.

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

                          INDEX TO FINANCIAL STATEMENTS

Panda Interfunding Corporation and Subsidiaries Condensed Consolidated Financial
Statements:

Condensed Consolidated Balance Sheets as of December 31, 1996
and June 30, 1997 .......................................................   F-2

Condensed Consolidated Statements of Operations for the six
months ended June 30, 1996 and 1997 .....................................   F-3

Condensed Consolidated Statements of Operations for the three
months ended June 30, 1996 and 1997 .....................................   F-4

Condensed Consolidated Statements of Shareholder's Deficit for
the six months ended June 30, 1997 ......................................   F-5

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 1996 and 1997 .....................................   F-6

Notes to Condensed Consolidated Financial Statements for the
six months ended June 30, 1996 and 1997 .................................   F-7

Panda Interholding Corporation and Subsidiaries Condensed Consolidated Financial
Statements:

Condensed Consolidated Balance Sheets as of December 31, 1996
and June 30, 1997 ...................................................     F-9

Condensed Consolidated Statements of Operations and Accumulated
Deficit for the six months ended June 30, 1996 and 1997 .............     F-10

Condensed Consolidated Statements of Operations and Accumulated
Deficit for the three months ended June 30, 1996 and 1997 ...........     F-11

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 1996 and 1997 .................................     F-12

Notes to Condensed Consolidated Financial Statements for the
six months ended June 30, 1996 and 1997 .............................     F-13

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                                  (UNAUDITED)
                                                 DECEMBER 31        JUNE 30
                                                    1996              1997
                                                -------------     -------------
Current assets:
   Cash and cash equivalents ................   $     828,797     $     604,545
   Restricted cash -- current ...............      17,809,921        18,400,257
   Accounts receivable ......................       9,402,685        10,914,061
   Fuel oil, spare parts and supplies .......       7,913,777         7,043,381
   Other current assets .....................         164,905           164,653
                                                -------------     -------------
      Total current assets ..................      36,120,085        37,126,897

Plant and equipment:
   Electric generating facilities ...........     288,716,711       289,447,022
   Furniture and fixtures ...................         494,418           501,417
   Less: accumulated depreciation ...........     (26,539,539)      (32,437,443)
                                                -------------     -------------
      Total plant and equipment, net ........     262,671,590       257,510,996

Restricted cash -- debt service reserves
 and escrow deposits ........................      31,799,366        35,281,181
Debt issuance costs, net of accumulated
 amortization of $165,015 and $382,990,
 respectively ...............................       7,570,521         7,471,869
                                                -------------     -------------
                                                $ 338,161,562     $ 337,390,943
                                                =============     =============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and accrued expenses:
      Construction costs ....................   $     660,167     $        --
      Interest and letter of credit fees ....       6,297,558         5,549,792
      Operating expenses and other ..........       6,991,796         7,970,579
   Current portion of long-term debt ........       5,717,623         5,605,982
                                                -------------     -------------
         Total current liabilities ..........      19,667,144        19,126,353

Deferred Revenue ............................            --           7,190,857
Long-term debt, less current portion ........     209,830,918       206,975,180
Capital lease obligation ....................     217,488,645       225,605,268
Commitments and contingencies (Note 3)
Shareholder's deficit:
   Common stock, par value $.01; 1,000 shares
    authorized, issued and outstanding ......              10                10
   Advances to parent .......................     (63,033,590)      (64,481,608)
   Accumulated deficit ......................     (45,791,565)      (57,025,117)
                                                -------------     -------------
      Total shareholder's deficit ...........    (108,825,145)     (121,506,715)
                                                -------------     -------------
                                                $ 338,161,562     $ 337,390,943
                                                =============     =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION
                              AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                      1996             1997
                                                  ------------     ------------
Revenue:
   Electric capacity and energy sales ........    $ 14,558,903     $ 32,286,239
   Steam and chilled water sales .............         263,002          284,303
   Interest income ...........................         386,826        1,340,936
                                                  ------------     ------------
                                                    15,208,731       33,911,478
                                                  ------------     ------------
Expenses:
   Plant operating expenses ..................       5,061,346       13,628,706
   Project development and administrative ....       1,192,659        3,812,520
   Interest expense and letter of credit fees        6,369,754       21,587,925
   Depreciation ..............................       2,106,439        5,897,904
   Amortization of debt issuance costs .......         281,815          217,975
   Amortization of partnership formation costs         266,550             --
                                                  ------------     ------------
                                                    15,278,563       45,145,030
                                                  ------------     ------------
Income (loss) before minority interest .......         (69,832)     (11,233,552)
Minority interest ............................      (1,906,083)            --
                                                  ------------     ------------
Net loss .....................................    $ (1,975,915)    $(11,233,552)
                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                      1996             1997
                                                  ------------     ------------
Revenue:
   Electric capacity and energy sales ........    $  6,543,461     $ 14,956,546
   Steam and chilled water sales .............         141,454          153,721
   Interest income ...........................         201,154          911,209
                                                  ------------     ------------
                                                     6,886,069       16,021,476
                                                  ------------     ------------
Expenses:
   Plant operating expenses ..................       2,619,814        5,367,519
   Project development and administrative ....         655,226        1,972,498
   Interest expense and letter of credit fees        3,185,009       10,786,296
   Depreciation ..............................       1,053,219        2,949,026
   Amortization of debt issuance costs .......         140,908           44,168
   Amortization of partnership formation costs         133,275             --
                                                  ------------     ------------
                                                     7,787,451       21,119,507
                                                  ------------     ------------
Income (loss) before minority interest .......        (901,382)      (5,098,031)
Minority interest ............................        (187,135)            --
                                                  ------------     ------------
Net loss .....................................    $ (1,088,517)    $ (5,098,031)
                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                      FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                             Total                                      Total
                                                      Common Stock          Advances           Accumulated          Shareholder's
                                                     Shares   Amount        to Parent            Deficit               Deficit
                                                      ------  ------       ------------        ------------        -------------
Balance, January 1, 1997 ....................        1,000    $  10      $(63,033,590)       $(45,791,565)       $(108,825,145)
Advances to parent ..........................          --        --        (1,448,018)                --            (1,448,018)
Net loss ....................................          --        --              --           (11,233,552)         (11,233,552)
                                                     -----    -----      ------------        ------------        -------------
Balance, June 30, 1997 ......................        1,000    $  10      $(64,481,608)       $(57,025,117)       $(121,506,715)
                                                     =====    =====      ============        ============        =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                  (UNAUDITED)
                                                         1996            1997
                                                    ------------    ------------
Operating activities:
   Net loss .....................................   $ (1,975,915)   $(11,233,552)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Minority interest .........................      1,906,083           --
      Depreciation ..............................      2,106,439       5,897,904
      Amortization of debt issuance costs .......        281,815         217,975
      Amortization of partnership formation costs        266,550            --
      Amortization of loan discount
       and deferred interest ....................         95,366      10,759,616
   Changes in assets and liabilities:
      Accounts receivable .......................        375,340      (1,511,376)
      Fuel oil, spare parts and supplies ........          6,378         870,396
      Other current assets ......................        (30,838)            252
      Accounts payable and accrued expenses .....      1,804,774         231,017
                                                    ------------     -----------
      Net cash provided (used) by operating
       activities ...............................      4,835,992       5,232,232
                                                    ------------     -----------
Investing activities:
   Restricted cash - current ....................     (4,513,354)       (590,336)
   Additions to property, plant and equipment ...    (39,000,715)     (1,397,477)
   Restricted cash - debt service reserves and
    escrow deposits .............................        (65,612)     (3,481,815)
                                                    ------------     -----------
      Net cash provided (used) by investing
       activities ...............................    (43,579,681)     (5,469,628)
                                                    ------------     -----------
Financing activities:
   Distributions to minority interest owner .....     (1,127,665)           --
   Advances (to) from parent ....................      1,697,895      (1,448,018)
   Deferred revenue .............................           --         7,190,857
   Proceeds from long-term debt .................     39,864,956            --
   Repayment of long-term debt ..................       (225,000)     (2,967,379)
   Rapayment of capital lease obligations .......           --        (2,642,993)
   Debt issuance costs ..........................       (722,202)       (119,323)
                                                    ------------     -----------
      Net cash provided (used) by financing
         activities .............................     39,487,984          13,144
                                                    ------------     -----------

Increase (decrease) in cash and cash equivalents         744,295        (224,252)
Cash and cash equivalents, beginning of period ..      1,160,096         828,797
                                                    ------------     -----------
Cash and cash equivalents, end of period ........   $  1,904,391     $   604,545
                                                    ============     ===========

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Interest expense on capital lease obligation ....   $       --       $10,759,616

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED June 30, 1996 AND 1997

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

2. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended
June 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

     Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $554,000 and $1,055,000 for the six months ended June 30, 1996 and 1997, respectively, and were $288,000 and $500,000 for the three months ended June 30, 1996 and 1997, respectively. The allocated expenses are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

	Deferred Revenue -- Revenue from the sale of rights to future interest income from certain of the Company's restricted cash accounts (debt service reserves and escrow deposits) is deferred and recognized as interest revenue over the lives of the related debt obligations.

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

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes that the amount of ultimate liability with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.


                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   (UNAUDITED)
                                                  DECEMBER 31        JUNE 30
                                                     1996             1997
                                                 -------------    -------------
Current assets:
     Cash and cash equivalents ................  $     828,787    $     604,535
     Restricted cash -- current ...............      8,781,393       10,461,401
     Accounts receivable ......................      9,402,685       10,914,061
     Fuel oil, spare parts and supplies .......      7,913,777        7,043,381
     Other current assets .....................        164,905          164,653
                                                 -------------    -------------
         Total current assets .................     27,091,547       29,188,031

Plant and equipment:
     Electric generating facilities ...........    288,716,711      289,447,022
     Furniture and fixtures ...................        494,418          501,417
     Less: accumulated depreciation ...........    (26,539,539)     (32,437,443)
                                                 -------------    -------------
         Total plant and equipment, net .......    262,671,590      257,510,996

Restricted cash -- debt service reserves
  and escrow deposits .........................     17,357,524       18,665,521
Debt issuance costs, net of accumulated
  amortization  of $73,986 and $167,566,
  respectively ................................      3,680,902        3,603,149
                                                 -------------    -------------
                                                 $ 310,801,563    $ 308,967,697
                                                 =============    =============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable and accrued expenses:
         Construction costs ...................  $     660,167    $        --
         Interest and letter of credit fees ...      1,186,191        1,156,526
         Operating expenses and other .........      6,935,068        7,970,579
     Current portion of long-term debt ........      5,501,823        5,605,982
                                                 -------------    -------------
              Total current liabilities .......     14,283,249       14,733,087

Deferred Revenue	 						     --	    2,899,857
Long-term debt, less current portion ..........    104,521,718      101,665,979
Capital lease obligation ......................    217,488,645      225,605,268
Advance from parent ...........................     15,387,447       10,409,961
Commitments and contingencies (Note 3)
Shareholder's deficit:
     Common stock, par value $.01; 1,000 shares
           authorized, issued and outstanding .             10               10
     Accumulated deficit ......................    (40,879,506)     (46,346,465)
                                                 -------------    -------------
         Total shareholder's deficit ..........    (40,879,496)     (46,346,455)
                                                 -------------    -------------
                                                 $ 310,801,563    $ 308,967,697
                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                       1996            1997
                                                   ------------    ------------
Revenue:
     Electric capacity and energy sales ........   $ 14,558,903    $ 32,286,239
     Steam and chilled water sales .............        263,002         284,303
     Interest income ...........................        386,826         858,553
                                                   ------------    ------------
                                                     15,208,731      33,429,095
                                                   ------------    ------------
Expenses:
     Plant operating expenses ..................      5,061,346      13,628,706
     Project development and administrative ....      1,192,659       3,812,520
     Interest expense and letter of credit fees       6,369,754      15,463,344
     Depreciation ..............................      2,106,439       5,897,904
     Amortization of debt issuance costs .......        281,815          93,580
     Amortization of partnership formation costs        266,550            --
                                                   ------------    ------------
                                                     15,278,563      38,896,054
                                                   ------------    ------------
Loss before minority interest ..................        (69,832)     (5,466,959)
Minority interest ..............................     (1,906,083)           --
                                                   ------------    ------------
Net loss .......................................     (1,975,915)     (5,466,959)
Accumulated deficit, beginning of period .......    (14,788,098)    (40,879,506)
                                                   ------------    ------------
Accumulated deficit, end of period .............   $(16,764,013)   $(46,346,465)
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.


                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                       1996            1997
                                                   ------------    ------------
Revenue:
     Electric capacity and energy sales ........   $  6,543,461    $ 14,956,546
     Steam and chilled water sales .............        141,454         153,721
     Interest income ...........................        201,154         687,375
                                                   ------------    ------------
                                                      6,886,069      15,797,642
                                                   ------------    ------------
Expenses:
     Plant operating expenses ..................      2,619,814       5,367,519
     Project development and administrative ....        655,226       1,972,498
     Interest expense and letter of credit fees       3,185,009       7,725,748
     Depreciation ..............................      1,053,219       2,949,026
     Amortization of debt issuance costs .......        140,908         (18,029)
     Amortization of partnership formation costs        133,275            --
                                                   ------------    ------------
                                                      7,787,451      17,996,762
                                                   ------------    ------------
Loss before minority interest ..................       (901,382)     (2,199,120)
Minority interest ..............................       (187,135)           --
                                                   ------------    ------------
Net loss .......................................     (1,088,517)     (2,199,120)
Accumulated deficit, beginning of period .......    (15,675,496)    (44,147,345)
                                                   ------------    ------------
Accumulated deficit, end of period .............   $(16,764,013)   $(46,346,465)
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                    F-11


                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

                                                         1996            1997
                                                    ------------    ------------
Operating activities:
   Net loss .....................................   $ (1,975,915)   $ (5,466,959)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Minority interest .........................      1,906,083           --
      Depreciation ..............................      2,106,439       5,897,904
      Amortization of debt issuance costs .......        281,815          93,580
      Amortization of partnership formation costs        266,550            --
      Amortization of loan discount
       and deferred interest ....................         95,366      10,759,616
   Changes in assets and liabilities:
      Accounts receivable .......................        375,340      (1,511,376)
      Fuel oil, spare parts and supplies ........          6,378         870,396
      Other current assets ......................        (30,838)            252
      Accounts payable and accrued expenses .....      1,804,774       1,005,846
                                                    ------------     -----------
      Net cash provided (used) by operating
       activities ...............................      4,835,992      11,649,259
                                                    ------------     -----------
Investing activities:
   Restricted cash - current ....................     (4,513,354)     (1,680,008)
   Additions to property, plant and equipment ...    (39,000,715)     (1,397,477)
   Restricted cash - debt service reserves and
    escrow deposits .............................        (65,612)     (1,307,997)
                                                    ------------     -----------
      Net cash provided (used) by investing
       activities ...............................    (43,579,681)     (4,385,482)
                                                    ------------     -----------
Financing activities:
   Distributions to minority interest owner .....     (1,127,665)           --
   Advances (to) from parent ....................      1,697,895      (4,977,486)
   Deferred revenue .............................           --         2,899,857
   Proceeds from long-term debt .................     39,864,956            --
   Repayment of long-term debt ..................       (225,000)     (2,751,580)
   Rapayment of capital lease obligations .......           --        (2,642,993)
   Debt issuance costs ..........................       (722,202)        (15,827)
                                                    ------------     -----------
      Net cash provided (used) by financing
         activities .............................     39,487,984      (7,488,029)
                                                    ------------     -----------

Increase (decrease) in cash and cash equivalents         744,295        (224,252)
Cash and cash equivalents, beginning of period ..      1,160,096         828,787
                                                    ------------     -----------
Cash and cash equivalents, end of period ........   $  1,904,391     $   604,535
                                                    ============     ===========

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Interest expense on capital lease obligation ....   $       --       $10,759,616


     See accompanying notes to condensed consolidated financial statements.

                                       F-12





                         PANDA INTERHOLDING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED June 30, 1996 AND 1997


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

2. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended
June 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

     Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $554,000 and $1,055,000 for the six months ended June 30, 1996 and 1997, respectively, and were $288,000 and $500,000 for the three months ended June 30, 1996 and 1997, respectively. The allocated expenses are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

	Deferred Revenue -- Revenue from the sale of rights to future interest income from certain of the Company's restricted cash accounts (debt service reserves and escrow deposits) is deferred and recognized as interest revenue over the lives of the related debt obligations.

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

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes that the amount of ultimate liability with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.

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

  Second Quarter 1997 compared to 1996

      The Company recorded a net loss of $5,098 in the second quarter of 1997 on revenues of $16,021 compared to net loss before minority interest of $901 on revenues of $6,886 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), partially offset by a decrease in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary
Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary
Facility were $5,770 and $6,182, respectively, reflecting a contractual decrease of $412. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $738 and $362, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the second quarter of 1997, the Rosemary Facility was dispatched 216 hours as compared to 132 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric
Power Company for the Brandywine Facility for the second quarter of 1997 were $5,000 and $2,505, respectively. The Brandywine Facility was dispatched 822 hours during this period. Additionally, the Company had energy revenues of $943 from the sale of natural gas to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, decreased (as a percentage of revenues) to $5,368 (34% of revenues) in the 1997 period from $2,620 (38% of revenues)in
1996, primarily due to increased operating efficiencies at the Company's facilities.

      Project development and administrative expenses were $1,972 (12% of revenues) and $655 (10% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

      Interest expense increased to $10,786 (67% of revenues) in the 1997 period from $3,185 (46% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A
Bonds"), and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

       Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $2,993 (19% of revenues) in the 1997 period and $1,327 (19% of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $187. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-
Rosemary. As a result of this acquisition, the Company owns 100% of Panda-
Rosemary.

      As a result of the various factors discussed above, the Company recorded net losses of $5,098 and $1,089 for the 1997 and 1996 periods, respectively.

     First Six Months of 1997 compared to 1996

      The Company recorded a net loss of $11,234 in the first six months of 1997 on revenues of $33,911 compared to net loss before minority interest of $70 on revenues of $15,209 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility
(which commenced on October 31, 1996), partially offset by a decrease in revenues at the Rosemary Facility, and by increased interest income. The
1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $12,670 and $13,600, respectively, reflecting a contractual decrease of $930. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $842 and $959, respectively. The decrease in energy revenues for the Rosemary Facility is attributable to lower dispatch hours at that facility compared to the 1996 period. During the first six months of 1997, the Rosemary Facility was dispatched 243 hours as compared to 267 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the first six months of 1997 were $10,035 and $5,051, respectively. The Brandywine Facility was dispatched 1,709 hours during this period. Additionally, the Company had energy revenues of $3,688 from the sale of natural gas and fuel oil to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $13,629 (40% of revenues) in the 1997 period from $5,061 (33% of revenues) in 1996, primarily due to low margins obtained on the sale of natural gas and fuel oil to other purchasers.

      Project development and administrative expenses were $3,812 (11% of revenues) and $1,193 (8% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

      Interest expense increased to $21,588 (64% of revenues) in the 1997 period from $6,370 (42% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A
Bonds"),  and  the  capital lease financing  for  the  Brandywine Facility.
The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

       Depreciation,  amortization  of  debt  issue   costs and amortization
of partnership formation costs amounted  to  $6,116 (18% of revenues) in the
1997 period and $2,655 (17% of revenues) in 1996.  The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For  the  1996 period, minority interest in net income  was $1,906.
There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

      As a result of the various factors discussed above, the Company recorded net losses of $11,234 and $1,976 for the 1997 and 1996 periods, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are filed as part of this Quarterly
                Report on Form 10-Q:


     EXHIBIT
     NUMBER     EXHIBIT DESCRIPTION
     -------    -------------------

        4.01    Second Supplemental Indenture to Trust Indenture, dated as of
                January 15, 1997, among Panda-Rosemary Funding Corporation,
                Panda-Rosemary, L.P. and Fleet National Bank, as Trustee, filed as Exhibit 10.10.1 to the Registration Statement on Form S-1 of
                Panda Global Energy Company and Panda Global Holdings, Inc.
                (Registration Nos. 333-29005 and 333-29005-01, respectively)
	          (the "Registration Statement") and incorporated by reference herein.

       10.01    First Amendment to Amended and Restated Security Deposit
                Agreement, dated as of February 21, 1997, among Panda
                Brandywine, L.P., General Electric Capital Corporation, Fleet
                National Bank, Credit Suisse and First Security Bank, National
                Association, filed as Exhibit 10.28.1 to the Registration
                Statement and incorporated by reference herein.


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

                                         PANDA INTERFUNDING CORPORATION

Date:  August 13, 1997                   By: /s/ Janice Carter
                                         Janice Carter
                                         Executive Vice President, Secretary and
                                         Treasurer

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
