Form 10-Q
period 1997-09-30
PANDA INTERFUNDING CORP
filed 1997-11-13
CIK 1023228

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                   OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997.

     Common Stock, Par Value $.01 Per Share            1,000



                 PART I - FINANCIAL INFORMATION


                                                           Page

Item 1.   Financial Statements (Unaudited)                  F-1


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     1


                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  6






                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                                      (Unaudited)
                                                                                             December 31              September 30
                                                                                                 1996                     1997
                                                                                             -------------            -------------
Current assets:
  Cash and cash equivalents ......................................................           $     828,797            $   2,996,357
  Restricted cash - current ......................................................              17,809,921               16,867,247
  Accounts receivable ............................................................               9,402,685                8,559,518
  Fuel oil, spare parts and supplies .............................................               7,913,777                5,988,990
  Other current assets ...........................................................                 164,905                  310,912
                                                                                             -------------            -------------
    Total current assets .........................................................              36,120,085               34,723,024

Plant and equipment:
  Electric generating facilities .................................................             288,716,711              290,862,770
  Furniture and fixtures .........................................................                 494,418                  501,392
  Less: accumulated depreciation .................................................             (26,539,539)             (35,386,467)
                                                                                             -------------            -------------
    Total plant and equipment, net ...............................................             262,671,590              255,977,695

Restricted cash - debt service reserves and escrow deposits ......................              31,799,366               31,589,305

Debt issuance costs, net of accumulated
  amortization of $165,015 and $494,519 respectively .............................               7,570,521                7,388,670
                                                                                             -------------            -------------
                                                                                             $ 338,161,562            $ 329,678,694
                                                                                             =============            =============

     See accompanying notes to condensed consolidated financial statements.

             PANDA INTERFUNDING CORPORATION
                    AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS



          LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                                                                      (Unaudited)
                                                                                          December 31                 September 30
                                                                                              1996                         1997
                                                                                         -------------                -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs ...................................................               $     660,167                $        --
    Interest and letter of credit fees ...................................                   6,297,558                    2,474,417
    Operating expenses and other .........................................                   6,991,796                    5,801,289
  Current portion of long-term debt ......................................                   5,717,623                    5,711,478
                                                                                         -------------                -------------
      Total current liabilities ..........................................                  19,667,144                   13,987,184

Deferred revenue .........................................................                        --                     13,223,856

Long term debt, less current portion .....................................                 209,830,918                  205,494,563

Capital lease obligation .................................................                 217,488,645                  228,408,012

Commitments and contingencies (Note 3)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares
     authorized, issued and outstanding ..................................                          10                           10
  Advances to parent .....................................................                 (63,033,590)                 (68,105,364)
  Accumulated deficit ....................................................                 (45,791,565)                 (63,329,567)
                                                                                         -------------                -------------
      Total shareholder's deficit ........................................                (108,825,145)                (131,434,921)
                                                                                         -------------                -------------
                                                                                         $ 338,161,562                $ 329,678,694
                                                                                         =============                =============

     See accompanying notes to condensed consolidated financial statements.

                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                   (UNAUDITED)

                                                                                                    1996                    1997
                                                                                               ------------            ------------
Revenue:
  Electric capacity and energy sales ...............................................           $ 21,495,843            $ 48,346,898
  Steam and chilled water sales ....................................................                388,119                 439,042
  Interest income ..................................................................                611,242               1,887,951
                                                                                               ------------            ------------
                                                                                                 22,495,204              50,673,891
                                                                                               ------------            ------------
Expenses:
  Plant operating expenses .........................................................              7,813,737              20,867,693
  Project development and administrative ...........................................              1,260,884               5,745,683
  Interest expense and letter of credit fees .......................................             11,095,941              32,422,084
  Depreciation .....................................................................              3,159,659               8,846,929
  Amortization of debt issuance costs ..............................................                394,781                 329,504
  Amortization of partnership formation costs ......................................                399,826                    --
                                                                                               ------------            ------------
                                                                                                 24,124,828              68,211,893
                                                                                               ------------            ------------
Loss before minority interest and extraordinary item ...............................             (1,629,624)            (17,538,002)

  Minority interest ................................................................             (2,405,160)                   --
                                                                                               ------------            ------------
Loss before extraordinary item .....................................................             (4,034,784)            (17,538,002)

  Extraordinary item - loss on early extinguishment of debt ........................            (21,336,550)                   --
                                                                                               ------------            ------------
Net loss ...........................................................................           $(25,371,334)           $(17,538,002)
                                                                                               ============            ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                   (UNAUDITED)

                                                                                                   1996                    1997
                                                                                               ------------            ------------
Revenue:
  Electric capacity and energy sales ...............................................           $  6,936,940              16,060,659
  Steam and chilled water sales ....................................................                125,117                 154,739
  Interest income ..................................................................                224,416                 547,015
                                                                                               ------------            ------------
                                                                                                  7,286,473              16,762,413
                                                                                               ------------            ------------
Expenses:
  Plant operating expenses .........................................................              2,752,391               7,238,987
  Project development and administrative ...........................................                 68,225               1,933,163
  Interest expense and letter of credit fees .......................................              4,726,187              10,834,159
  Depreciation .....................................................................              1,053,220               2,949,025
  Amortization of debt issuance costs ..............................................                112,966                 111,529
  Amortization of partnership formation costs ......................................                133,276                    --
                                                                                               ------------            ------------
                                                                                                  8,846,265              23,066,863
                                                                                               ------------            ------------
Loss before minority interest and extraordinary item ...............................             (1,559,792)             (6,304,450)

  Minority interest ................................................................               (499,077)                   --
                                                                                               ------------            ------------
Loss before extraordinary item .....................................................             (2,058,869)             (6,304,450)

  Extraordinary item - loss on early extinguishment of debt ........................            (21,336,550)                   --
                                                                                               ------------            ------------
Net loss ...........................................................................           $(23,395,419)           $ (6,304,450)
                                                                                               ============            ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                    Common Stock                                                         Total
                                            -------------------------------       Advances          Accumulated      Shareholder's
                                                Shares            Amount          to Parent           Deficit           Deficit
                                            -------------     -------------     -------------      -------------      -------------
BALANCE,  January 1, 1997 .............             1,000     $          10     $ (63,033,590)     $ (45,791,565)     $(108,825,145)

  Advances to parent ..................              --                --          (5,071,774)              --           (5,071,774)

  Net loss ............................              --                --                --          (17,538,002)       (17,538,002)
                                            -------------     -------------     -------------      -------------      -------------
BALANCE,  September 30, 1997 ..........             1,000     $          10     $ (68,105,364)     $ (63,329,567)     $(131,434,921)
                                            =============     =============     =============      =============      =============

     See accompanying notes to condensed consolidated financial statements.

                        PANDA INTERFUNDING CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                  (UNAUDITED)

                                                                                                 1996                     1997
                                                                                             -------------            -------------
Operating activities:
  Net loss .......................................................................           $ (25,371,334)           $ (17,538,002)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Loss on early extinguishment of debt .......................................              21,336,550                     --
      Minority interest ..........................................................               2,405,160                     --
      Depreciation ...............................................................               3,159,659                8,846,929
      Amortization of debt issuance costs ........................................                 394,781                  329,504
      Amortization of partnership formation costs ................................                 399,826                     --
      Amortization of loan discount and deferred interest ........................                 391,491               16,140,385
  Changes in assets and liabilities:
    Accounts receivable ..........................................................              (2,079,293)                 843,167
    Fuel oil, spare parts and supplies ...........................................                (159,380)               1,924,787
    Other current assets .........................................................                 (14,525)                (146,007)
    Accounts payable and accrued expenses ........................................               3,095,742               (5,013,649)
                                                                                             -------------            -------------
      Net cash provided (used) by operating activities ...........................               3,558,677                5,387,114
                                                                                             -------------            -------------
Investing activities:
  Restricted cash - current ......................................................              (2,920,820)                 942,674
  Acquisition of minority interest ...............................................             (34,700,000)                    --
  Additions to property, plant and equipment .....................................             (55,332,280)              (2,813,200)
  Restricted cash - debt service reserves and escrow deposits ....................             (18,886,349)                 210,061
                                                                                             -------------            -------------
      Net cash provided (used) by investing activities ...........................            (111,839,449)              (1,660,465)
                                                                                             -------------            -------------
Financing activities:
  Distributions to minority interest owner .......................................              (1,152,113)                    --
  Advances (to) from parent ......................................................             (31,887,353)              (5,071,774)
  Deferred revenue ...............................................................                    --                 13,223,856
  Proceeds from long term debt ...................................................             275,933,627                     --
  Repayment of long term debt ....................................................            (127,038,813)              (4,342,500)
  Repayment of capital lease obligation ..........................................                    --                 (5,221,018)
  Debt issuance costs ............................................................              (6,957,135)                (147,653)
                                                                                             -------------            -------------
      Net cash provided (used) by financing activities ...........................             108,898,213               (1,559,089)
                                                                                             -------------            -------------
Increase (decrease) in cash and cash equivalents .................................                 617,441                2,167,560

Cash and cash equivalents, beginning of period ...................................               1,160,096                  828,797
                                                                                             -------------            -------------
Cash and cash equivalents, end of period .........................................           $   1,777,537            $   2,996,357
                                                                                             =============            =============
Noncash operating and financing activities:

  Interest expense on capital lease obligation ...................................           $        --              $  16,140,385

     See accompanying notes to condensed consolidated financial statements.

                 PANDA INTERFUNDING CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the Nine Months Ended September 30, 1996 and 1997


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


2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

     Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $946,000 and $1,612,000 for the nine months ended September 30, 1996 and 1997, respectively, and were $392,000 and $557,000 for the three months ended September 30, 1996 and 1997, respectively. The allocated expenses are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

   (Dollar amounts are in thousands unless otherwise noted)

General

      The financial statements included in this Form 10-Q include the consolidated financial statements of Panda
Interfunding  Corporation ("PIC", or collectively  with  its
subsidiaries  the  "Company").   The   financial  statements
reflect  the  financial  data  of  the  entities  that  held
partnership  interests  in   Panda-Rosemary,  L.P.  ("Panda-
Rosemary") and Panda-Brandywine, L.P. ("Panda-Brandywine") (collectively the "Project Entities", which own the Rosemary Facility and the Brandywine Facility, respectively, as described in the following paragraph) during the periods
presented.   In July 1996, these partnership interests  were
transferred to Panda Interholding Corporation ("Interholding"),
which  is  a  wholly   owned subsidiary  of  PIC,  by PIC's
parent and  recorded  at  the parent's   historical  cost.
PIC  and  Interholding   were incorporated  in July 1996 and
were not in existence during the first six months of 1996; however, the entities that currently own such partnership interests are wholly-owned subsidiaries of PIC and
Interholding.   Thus,  references herein  to financial data
of the Company are for convenience of reference, and it should be understood that all such references are to the financial information of the entities that held such
interests during  the  periods  presented.  Because   such
entities   are   direct   subsidiaries   of Interholding,
Interholding is considered the predecessor  of the Company.

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

  Third Quarter 1997 compared to 1996

      The Company recorded a net loss of $6,304 in the third quarter of 1997 on revenues of $16,762 compared to net loss (before minority interest and extraordinary item) of $1,560 on revenues of $7,286 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), supplemented by an increase in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $5,768 and $6,182, respectively, reflecting a contractual decrease of $414. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $1,463 and $756, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the third quarter of 1997, the Rosemary Facility was dispatched 478 hours as compared to 223 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the third quarter of 1997 were $5,003 and $3,780, respectively. The Brandywine Facility was dispatched 976 hours during this period. Additionally, the Company had energy revenues of $46 from the sale of natural gas to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased (as a percentage of revenues) to $7,239 (43% of revenues) in the 1997 period from $2,752 (38% of revenues) in 1996, primarily due to higher operating costs at the Brandywine Facility, which had not yet commenced operations in the third quarter of 1996.

      Project development and administrative expenses were $1,933 (12% of revenues) and $68 (1% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations. Also, the 1996 amount was lower than normal due to correction of certain accruals in the third quarter of that year, the effect of which was to reduce expense by approximately $200.

     Interest expense increased to $10,834 (65% of revenues) in the 1997 period from $4,726 (65% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $3,061 (18% of revenues) in the 1997 period and $1,299 (18%
of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $499. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

       For the 1996 period, the Company incurred an extraordinary loss on early extinguishment of debt of $21,337 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

     As a result of the various factors discussed above, the Company recorded net losses of $6,304 and $23,395 for the 1997 and 1996 periods, respectively.


     First Nine Months of 1997 compared to 1996

     The Company recorded a net loss of $17,538 in the first nine months of 1997 on revenues of $50,674 compared to net loss before minority interest and extraordinary item of $1,630 on revenues of $22,495 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), partially offset by a decrease in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $18,438 and $19,781, respectively, reflecting a contractual decrease of $1,343. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $2,302 and $1,715, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the first nine months of 1997, the Rosemary Facility was dispatched 720 hours as compared to 490 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the first nine months of 1997 were $15,038 and $8,831, respectively. The Brandywine Facility was dispatched 2,685 hours during this period. Additionally, the Company had energy revenues of $3,738 from the sale of natural gas and fuel oil to other purchasers in the 1997 period. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $20,868 (41% of revenues) in the 1997 period from $7,814 (35% of revenues) in 1996, primarily due to lower margins obtained on the sale of natural gas and fuel oil to other purchasers.

      Project development and administrative expenses were $5,746 (11% of revenues) and $1,261 (6% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

     Interest expense increased to $32,422 (64% of revenues) in the 1997 period from $11,096 (49% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $9,176 (18% of revenues) in the 1997 period and $3,954 (18%
of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $2,405. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

       For the 1996 period, the Company incurred an extraordinary loss on early extinguishment of debt of $21,337 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

     As a result of the various factors discussed above, the Company recorded net losses of $17,538 and $25,371 for the 1997 and 1996 periods, respectively.

Liquidity and Capital Resources

      To date, the Company has obtained cash from operations of the Rosemary Facility and the Brandywine Facility, borrowings under non-recourse project debt of Panda-Rosemary and Panda-Brandywine, an equity contribution by Ford Motor Credit Company ("Ford")(a former minority interest partner in Panda-Rosemary), senior indebtedness issued to Trust Company of the West, and the issuance of the Rosemary Bonds and the Series A Bonds. The Company utilized this cash to refinance the project debt of Panda-Rosemary, fund development and construction of the Brandywine Facility, service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses. Additionally, on July 31, 1996, the Company repaid all outstanding senior indebtedness to Trust Company of the West and purchased Ford's remaining limited partnership interest in Panda-Rosemary.

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

                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit
Number    Exhibit Description

27.01     Financial Data Schedule.*

* Filed herewith.


     (b) The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANDA INTERFUNDING CORPORATION


Date:  November 11, 1997      By:  /s/ Janice Carter
                                   Janice Carter
                                   Executive Vice President,
                                   Secretary and Treasurer





                          EXHIBIT INDEX


                                              Sequentially
Exhibit                                          Numbered
Number    Description                              Page

27.01     Financial Data Schedule