Form 10-K405
period 1997-12-31
PANDA INTERFUNDING CORP
filed 1998-03-30
CIK 1023228

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997.

                                  OR

[  ]  TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES ACT OF 1934

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

  Securities Registered Pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x         No  ___

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of voting stock held by non-affiliates of the registrant is not reflected herein because all voting stock of the registrant is owned by an affiliate thereof.

As of March 25, 1998, the registrant had 1,000 shares of Common Stock, $.01 par value, issued and outstanding.

                  Documents Incorporated by Reference
                                 None



                        TABLE OF CONTENTS


                             PART I
                                                             Page

Item 1.  Business                                              1

Item 2.  Properties                                           17

Item 3.  Legal Proceedings                                    17

Item 4.  Submission of Matters to a Vote of Security Holders  19

                             PART II

Item 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters                          20

Item 6.  Selected Financial Data                              21

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  22

Item 8.  Financial Statements and Supplementary Data         F-1

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure               26

                            PART III

Item 10. Directors and Executive Officers of the Registrant  26

Item 11. Executive Compensation                              29

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                      29

Item 13. Certain Relationships and Related Transactions      29

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.                                       29

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, statements regarding financial position, projects under evaluation or development, construction or other budgets and plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the impact of geopolitical occurrences world-wide; the results of financing efforts; risks under contracts and swap agreements; changes in laws and regulations; unforeseen engineering and mechanical or technological difficulties; and other risks described in the registrant's filings from time to time with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


Item 1.   Business.

General

     Panda Interfunding Corporation (the "Company") is an indirect wholly-owned subsidiary of Panda Energy International, Inc., a Delaware corporation, ("PEII"), and was organized in Delaware on July 1, 1996. The Company has been organized for the purposes of working with PEII and its affiliates in (i) investing in and holding direct and indirect interests in entities engaged in the development, construction, ownership, operation and management of electric generating facilities, sources of fuel, pipelines and other infrastructure projects, (ii) the marketing of electric power, thermal energy and fuel, and (iii) the financing of any of the above, including the entering into of indentures, contracts and other agreements entered into in connection with the purposes described in clauses (i) and (ii) above.

     The principal executive offices of the Company are located at 4100 Spring Valley Road, Suite 1001, Dallas, Texas 75244. The telephone number at such offices is (972) 980-7159.

     The Company operates in only one industry segment: electric power generation. Financial information regarding the Company's industry segment and its domestic operations is set forth in the financial statements hereto.

Strategy

     The  Company and its affiliates primarily are engaged in the
domestic     and    international    development,    acquisition,
construction,   ownership  and  operation   of   electric   power
generation facilities.

     The principal business strategy of the Company and its affiliates is to use their experience in evaluating, developing, constructing, financing and managing electric power generation facilities to provide low-cost electricity and electric generating capacity. In addition, the Company believes that the global trend of electricity market restructuring has created new business opportunities for businesses like the Company. There is a trend away from government-owned electricity systems toward deregulated, competitive market structures, in both domestic and international markets. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution systems. Some countries have been or are in the process of "privatizing" their electricity systems by selling all or part of such systems to private investors. As a result, the Company believes that there is demand for both new and more efficiently operated electric generating capacity in many regions around the world.

     The Company and its affiliates therefore are continuously engaged in the evaluation of opportunities for the development and acquisition of additional domestic and international electric power generation facilities. For example, the Company and its affiliates currently are evaluating the development of various merchant plant facilities in the United States. Such facilities, if developed and constructed, could take advantage of cost effective construction and new technology, as well as an ability to sell power into markets with growing demand and aging supplies of energy. Also, the People's Republic of China (the "PRC"), Nepal, Brazil and Central America are current international strategic target markets for the Company and its affiliates.

     Substantial risks exist to the successful completion of any domestic or international projects under development or being considered for acquisition, including, as the case may be, those relating to political risk, exchange rate risk, currency inconvertibility, financing, governmental approvals, siting, construction and permitting, as well as possible termination of any applicable power sales agreement as a result of the failure to meet certain construction milestones. No assurance can be given that any projects being evaluated or developed by the Company or any of its affiliates will be completed. Further, no assurance can be given that any projects developed by PEII or other affiliates of the Company would be contributed to the Company's portfolio of projects, depending on the application of various agreements among PEII and certain of its affiliates.
     The major changes currently taking place in the independent power producer industry are necessitating changes in the financing capabilities of companies such as PEII (and its affiliates), particularly in respect to the financing of larger size projects and merchant plants. In this regard, PEII is looking to reduce its costs of funds, find new sources of equity capital and increase its financing flexibility. Accordingly, PEII has commenced a strategic initiative whereby it is seeking potential strategic partners to help address these issues. Donaldson, Lufkin & Jenrette Securities Corporation has been engaged by PEII to assist PEII in this search for strategic partners. However, there can be no assurance that any transaction with strategic partners will ever take place, or, in the event any such transaction does take place, as to the nature or structure thereof.


Plants in Operation

  The Panda-Rosemary Facility

      General. The Panda-Rosemary Facility (herein so called) is a combined-cycle cogeneration facility located in Roanoke Rapids, North Carolina, with a total electric generating capacity of approximately 180 megawatts. A cogeneration facility produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes through the sequential use of one or more energy inputs. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than plants employing what was, historically, conventional utility electrical generation technology. The Panda-Rosemary Facility uses natural gas as its primary fuel input to produce electric energy for sale to Virginia Electric Power Company ("VEPCO") and to produce useful thermal energy in the form of steam and chilled water for sale to The Bibb Company ("Bibb") pursuant to the Rosemary Steam Agreement (herein so called). On February 18, 1997, Bibb announced that it would sell the textile facility to WestPoint Stevens, Inc. ("WestPoint"). The closing of the sale was reported in the news media on February 21, 1997. The Rosemary Steam Agreement cannot be assigned without the Panda-Rosemary Partnership's consent, which has not been given as of the date hereof. While there has been no resolution to this matter as of the date hereof, it is assumed that (for purposes of discussion herein only) the sale of the textile facility has closed and that WestPoint is the purchasing party under the Rosemary Steam
Agreement and lessor under the Rosemary Site Lease (defined below). The Panda-Rosemary Partnership has continued to sell steam and chilled water to the purchaser in substantially the same amounts as it sold prior to the announcement of the sale.

      The  Panda-Rosemary Facility uses No.  2  fuel  oil  as  an alternate  fuel  in the event gas supplies or transportation  are
curtailed.   The   Panda-Rosemary  Facility  was   designed   and
constructed by Hawker Siddeley Power Engineering.

      The Panda-Rosemary Facility began commercial operations in December 1990. The Panda-Rosemary Facility is certified as a Qualifying Facility ("QF") under PURPA (defined below) and thus is exempt from rate regulation as an electric utility under federal and state law, provided that it continues to meet the applicable requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA").

      The Panda-Rosemary Facility is designed to be operated in a combined-cycle mode. It uses natural gas or fuel oil to power two General Electric combustion turbine generators, a GE Frame 6 and a GE Frame 7, each fitted with a heat recovery steam generator ("HRSG"). The HRSGs use the reject heat from the combustion turbines that might otherwise dissipate to produce steam which drives a steam turbine generator. The combustion and steam turbines generate electric energy for sale to VEPCO. When the Panda-Rosemary Facility is being dispatched, some of the steam produced by the HRSGs is sold to Bibb and some is used in two absorption chillers to supply chilled water. The combustion turbines use natural gas as their primary fuel and can use No. 2 fuel oil as an alternate fuel. When the facility is not being dispatched, two auxiliary boilers are available to be used to produce steam for direct use and to produce chilled water for use by the purchaser under the Rosemary Steam Agreement. The design of the Panda-Rosemary Facility permits flexible operation, including the production of both electricity and a sufficient amount of thermal energy to meet QF requirements, using either one or both of the combustion turbine generators.

     Sale of Capacity and Electricity. The Panda-Rosemary Partnership (herein so called), is an indirect wholly owned subsidiary of the Company which owns the Panda-Rosemary Facility. It sells electric capacity and energy to VEPCO pursuant to a Power Purchase and Operating Agreement (the "Rosemary Power Purchase Agreement"). The Rosemary Power Purchase Agreement has an initial term ending December 26, 2015, and may be extended for periods of up to five years if the parties so agree.

      VEPCO has the right to dispatch the Panda-Rosemary Facility (i.e., require the Panda-Rosemary Facility to deliver electricity) on a daily basis within certain guidelines and design limits (which specify load levels, start-up and shutdown times and minimum run times consistent with prudent utility practice.

     The Rosemary Power Purchase Agreement provides for two types of payments: a capacity payment and an energy payment. The capacity payment is a fixed charge required to be paid regardless of whether the Panda-Rosemary Facility is dispatched, subject to reductions under certain circumstances as described below. Energy payments are calculated based on the actual electrical output transmitted to VEPCO and are designed to compensate the Panda-Rosemary Partnership for its cost of fuel and its variable operations and maintenance expense.

      Monthly capacity payments throughout the term of the Rosemary Power Purchase Agreement are calculated by multiplying the Panda-Rosemary Facility's "Dependable Capacity" by the following rates: $11.654 per kilowatt per month through December 1998; $10.821 per kilowatt per month through December 2005; and $8.321 per kilowatt per month through December 2015. The Panda-Rosemary Facility's Dependable Capacity is currently 165 megawatts for the summer period and 198 megawatts for the winter period, which are the maximum Dependable Capacity levels for which capacity payments must be made under the Rosemary Power Purchase Agreement. Dependable Capacity is determined by semi-annual tests which may be requested by VEPCO. Capacity payments may be reduced in certain circumstances.

       Energy  payments  are  calculated  based  on  the   actual
electrical output transmitted to VEPCO and are designed to compensate the Panda-Rosemary Partnership for its cost of fuel and its variable operations and maintenance expense.

      The Panda-Rosemary Partnership is required to maintain the Panda-Rosemary Facility as a QF. VEPCO may terminate the Rosemary Power Purchase Agreement within one year after the loss of QF certification if the Panda-Rosemary Partnership has not obtained all necessary governmental or regulatory approvals for the Rosemary Power Purchase Agreement to remain in effect and for electricity to continue to be sold to VEPCO.

     Steam and Chilled Water Sales. The Panda-Rosemary Partnership sells steam and chilled water for use in its textile manufacturing facility, located adjacent to the Panda-Rosemary Facility, pursuant the Rosemary Steam Agreement. The Rosemary Steam Agreement has an initial term that expires on December 26, 2015. Upon expiration of the initial term, the purchaser has the option to (i) negotiate a 10-year extension of the Rosemary Steam Agreement, (ii) purchase the Panda-Rosemary Facility with VEPCO's consent or (iii) terminate the Rosemary Steam Agreement. The purchaser is obligated to pay $1.00 per 1,000 pounds of steam for the first 45,000 pounds of steam delivered in an hour and $2.50 per 1,000 pounds of steam for any additional quantities of steam delivered in an hour. The purchaser is obligated to pay the following fixed prices for chilled water: $0.035/ton/hour through December 27, 2000; $0.04/ton/hour thereafter through December 27, 2005; $0.045/ton/hour thereafter through December 27, 2010; and $0.05/ton/hour thereafter through December 27, 2015.

     Site Lease. The 4.83 acre site on which the Panda-Rosemary Facility is located is leased to the Panda-Rosemary Partnership pursuant to a Real Property Lease and Easement Agreement (the "Rosemary Site Lease") in exchange for a nominal yearly rental payment. The initial term of the Rosemary Site Lease expires on December 31, 2015 and is automatically extended on the same terms and conditions for 10 years if the Rosemary Steam Agreement is extended for an additional 10-year period. At the Panda-Rosemary Partnership's option, the initial term of the Rosemary Site Lease may also be extended on the same terms and conditions for a 10-year term if the Panda-Rosemary Partnership gives the lessor two years' notice prior to December 31, 2015 and for an additional 10-year term if the Panda-Rosemary Partnership gives the lessor two years' notice prior to December 31, 2025, regardless of whether the Rosemary Steam Agreement is extended or terminated.

     Gas Supply and Fuel Management. The Panda-Rosemary Partnership purchases certain quantities of natural gas on a firm basis from Natural Gas Clearinghouse ("NGC") pursuant to a Gas Purchase Contract (the "Rosemary Gas Supply Agreement"). The
Rosemary Gas Supply Agreement is effective through November 30, 2005, and thereafter from month-to-month until terminated by either NGC or the Panda-Rosemary Partnership. NGC has agreed to deliver natural gas on a firm basis to the Panda-Rosemary Partnership, at pipeline points near the Gulf of Mexico or (at the Panda-Rosemary Partnership's request and using the Panda-Rosemary Partnership's firm transportation arrangements) to the Panda-Rosemary Pipeline, up to the total contract quantity under the Firm Gas Transportation Agreements (as defined below), which is currently the thermal equivalent of 3,075 Mcf (one "Mcf" constitutes one thousand cubic feet of natural gas) of natural gas per day. The firm natural gas supplied under the Rosemary Gas Supply Agreement enables the Panda-Rosemary Partnership to have adequate natural gas supplies available to meet its estimate of the requirements for steam and chilled water under the Rosemary Steam Agreement.

     The price paid by the Panda-Rosemary Partnership for natural gas delivered by NGC is generally equal to an indexed price (based upon monthly market-price indices determined by reference to the receipt points where NGC delivers gas to the Panda-Rosemary Partnership) plus $0.04 per MMBtu (one "MMBtu" constitutes one million British thermal units). If natural gas is required in daily volumes that are greater than those included in monthly estimates delivered to NGC, the price for the excess volume required is equal to NGC's actual cost incurred in acquiring such excess plus $0.04 per MMBtu. If the Panda-Rosemary Partnership fails to purchase the amount included in monthly estimates delivered to NGC, and such failure is not excused by force majeure, the Panda-Rosemary Partnership must pay NGC, as liquidated damages for such failure, $0.14 for each MMBtu of natural gas not purchased below the monthly estimates delivered.

     Gas Transportation.  The Panda-Rosemary Partnership receives firm  transportation service that provides for  delivery  to  the
Panda-Rosemary Pipeline of up to the thermal equivalent of  3,075
Mcf of natural gas per day.

      The rates and most of the significant terms and conditions of service under these firm gas transportation agreements, are set forth in the respective pipeline's effective Federal Energy Regulatory Commission ("FERC") gas tariff. These rates, terms and conditions are subject to review, approval and modification by FERC.

      Panda-Rosemary Pipeline. The Panda-Rosemary Partnership owns, and North Carolina Natural Gas Corporation ("NCNG") operates and maintains for the Panda-Rosemary Partnership, the Panda-Rosemary Pipeline (herein so called), which runs for 10.26 miles through portions of Halifax and Northampton Counties, North Carolina. The Panda-Rosemary Pipeline is located under, over and upon properties owned, in certain instances, by private landowners and, in others, by the State of North Carolina or the City of Roanoke Rapids, pursuant to easement agreements or encroachment agreements. The Panda-Rosemary Pipeline terminates on a 1.26-acre parcel in Pleasant Hill Township, Northampton County, North Carolina, which is owned by the Panda-Rosemary Partnership. The meter stations and certain appurtenant facilities interconnecting the Panda-Rosemary Pipeline and certain interstate pipeline facilities are located on this parcel.

      The Panda-Rosemary Partnership has entered into a Pipeline Operating Agreement with NCNG (the "Pipeline Operating Agreement"), pursuant to which NCNG has agreed to operate the Panda-Rosemary Pipeline and provide certain natural gas balancing services for the Panda-Rosemary Partnership's gas supplies. The term of the Pipeline Operating Agreement continues until December 27, 2005, and may be extended for two additional periods of five years each upon the agreement of the parties.

      Fuel Oil. The Panda-Rosemary Facility was constructed with the capability to operate on No. 2 fuel oil and is designed to change fuel sources from natural gas to fuel oil and back without interrupting the generation of electricity. The Panda-Rosemary Facility currently has on-site storage for approximately 2.0 million gallons of fuel oil, a supply sufficient to operate the Panda-Rosemary Facility at full load for approximately 168 hours. The Panda-Rosemary Partnership purchases fuel oil on a spot-market basis. Since the fuel oil suppliers either own their own trucks or have contracts with local trucking firms for regional truck delivery and the purchase price includes delivery to the Panda-Rosemary Facility, the Panda-Rosemary Partnership does not independently arrange trucking service from the terminals to the Panda-Rosemary Facility.

      Operations and Maintenance. The Panda-Rosemary Partnership purchases operations and maintenance services for the Panda-Rosemary Facility from Panda Global Services, Inc. pursuant to an
Operation   and   Maintenance  Agreement   (the   "Rosemary   O&M
Agreement")  which  expires  on December  31,  2003.   Under  the
Rosemary O&M Agreement, Panda Global Services, Inc. is to be paid a fixed monthly fee of approximately $140,000 per month during 1998, with annual adjustments based on changes in the consumer price index for subsequent years. In addition, the
agreement  includes  bonus  and  penalty  provisions   based   on
maintenance of dependable capacity levels, availability of the Panda-Rosemary Facility for dispatch and the achievement of certain safety and training goals established by the Panda-Rosemary Partnership.

  The Panda-Brandywine Facility

      General. The Panda-Brandywine Facility (herein so called) is a combined-cycle cogeneration facility located in Brandywine, Maryland (near Washington, D.C.), with a total electric generating capacity of 230 megawatts. The Panda-Brandywine Facility uses natural gas as its primary fuel input and No. 2 fuel oil as an alternative fuel in the event that gas supplies or transportation are curtailed. The Panda-Brandywine Facility was constructed by Raytheon Engineers and Constructors, Inc. ("Raytheon") pursuant to the Amended and Restated Turnkey
Cogeneration Facility Agreement between the Panda-Brandywine Partnership (herein so called), an indirect wholly owned subsidiary of the Company which owns the Panda-Brandywine Facility, and Raytheon (the "Brandywine EPC Agreement"). Raytheon has met its performance guarantees and the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement although the date on which commercial operations was achieved is the subject of a dispute between the Panda-Brandywine Partnership and Raytheon. The Company currently believes that the total amount in dispute is approximately $1.0 million. Such amount, if owed, would be payable over time and from cash flows from the operation of the Brandywine Facility which may otherwise have been available for distributions. Pursuant to a power purchase agreement (the "Brandywine Power
Purchase Agreement") entered into in 1991 and amended in 1994, the Panda-Brandywine Partnership sells the capacity of, and energy produced by, the Panda-Brandywine Facility to Potomac Electric Power Company ("PEPCO"), a utility that serves the District of Columbia and parts of Maryland. The Panda-Brandywine Facility commenced commercial operations under the Brandywine Power Purchase Agreement on October 31, 1996. The term of the Brandywine Power Purchase Agreement will expire on October 30, 2021.

     The Panda-Brandywine Facility is currently leased by the Panda-Brandywine Partnership pursuant to the Brandywine Facility Lease (herein so called). The initial term of the Brandywine Facility Lease is 20 years. At the end of the initial lease term, so long as no default or event of default shall have occurred and be continuing under the Brandywine Facility Lease, the Panda-Brandywine Partnership may renew the Brandywine Facility Lease for two consecutive five-year terms. Alternatively, the Panda-Brandywine Partnership may purchase the Panda-Brandywine Facility at fair sales market value at the end of the initial lease term or any renewal term. If the Panda-Brandywine Partnership does not renew the Brandywine Facility Lease or purchase the Panda-
Brandywine Facility, it must surrender possession of the Panda-Brandywine Facility.

      The Panda-Brandywine Facility is certified as a QF under PURPA and thus is exempt from rate regulation as an electric utility under federal and state law, provided that, upon and during commercial operations, it continues to meet the applicable requirements of PURPA.

        Operations and Maintenance. The Panda-Brandywine Partnership purchases operations and maintenance services from Ogden Brandywine Operations, Inc. ("Ogden Brandywine") pursuant to an Operation and Maintenance Agreement (the "Brandywine O&M Agreement"). The Brandywine O&M Agreement is effective until October 31, 1999, and may be extended thereafter by agreement of the parties.

      Sale of Capacity, Electricity and Steam. The Panda-Brandywine Partnership sells electric capacity and energy to PEPCO pursuant to the Brandywine Power Purchase Agreement. The Brandywine Power Purchase Agreement has an initial term that expires in October 2021, 25 years from the commercial operations date, and may be extended by agreement of the parties.

      The Brandywine Power Purchase Agreement provides for two payments: a capacity payment and an energy payment. The capacity payment is a fixed charge to be paid regardless of whether the Panda-Brandywine Facility is dispatched, subject to reduction in certain circumstances. Monthly capacity payments throughout the term of the Brandywine Power Purchase Agreement are based on the Panda-Brandywine Facility's dependable capacity, the capacity rate and other factors. The capacity rate is a fixed schedule of payments for each of the 25 years of the initial term of the Brandywine Power Purchase Agreement, ranging (in Kilowatt hours per month) from $13.74 in 1997 to $23.63 in 2014, subject to various adjustments, and also is subject to certain modifications thereto, as described in "Dispute with PEPCO Over Calculation of Capacity Payments" below.

     The energy payment is determined in accordance with a series of formulas that reflect specified heat rates, hours of synchronization and operation and a combination of fixed and market prices for natural gas. The Brandywine Power Purchase Agreement provides that the energy price will be increased to compensate the Panda-Brandywine Partnership for its variable costs of fuel oil if the gas supply is interrupted. In such event, the Brandywine Power Purchase Agreement specifies a base cost of oil, which is escalated at the annual rate of change according to an oil index described therein.

      The Panda-Brandywine Partnership has constructed a seven-mile long electric transmission line to connect the Panda-
Brandywine Facility and the transmission facilities of PEPCO. Consolidated Rail Corporation entered into an agreement with the Panda-Brandywine partnership to provide transmission line easements for a portion of the transmission line. The Panda-Brandywine Partnership transferred ownership of the transmission line to PEPCO on October 30, 1996.

     The   Panda-Brandywine  Partnership  sells  steam   to   the
Brandywine Water Company pursuant to a Steam Sales Agreement dated March 30, 1995 (the "Brandywine Steam Agreement"). Brandywine Water Company, which is an indirect wholly owned subsidiary of the Company, uses the steam to generate distilled water which is sold locally. This production and sale of thermal energy allows the Panda-Brandywine Facility to achieve QF status. The Brandywine Steam Agreement continues until October 31, 2021 and may be extended by agreement of the parties for additional terms of five years.

     Gas Supply and Fuel Management. The Panda-Brandywine Partnership purchases both firm and interruptible natural gas supply from Cogen Development Company ("CDC") pursuant to the Gas Sales Agreement, dated March 30, 1995, between the Panda-Brandywine Partnership and CDC (the "Brandywine Gas Agreement"). MCN Corporation, the parent corporation of CDC, has unconditionally guaranteed the payment and performance obligations of CDC under the Brandywine Gas Agreement. The Brandywine Gas Agreement commenced October 31, 1996 and continues until October 31, 2011, and thereafter is automatically renewed for an additional two-year term unless terminated by either party upon nine months' written notice.

     CDC is obligated to sell and deliver to the Panda-Brandywine Partnership, at receipt points along the pipeline system of Columbia Gas, up to 24,240 MMBtu of natural gas per day on a firm basis and up to 24,240 MMBtu of gas per day on an interruptible basis. Gas delivered by CDC within the firm basis limit falls within one of the three following categories: "Limited Dispatch Gas," "Scheduled Dispatch Gas" or "Dispatchable Gas" (each as defined in the Brandywine Gas Agreement).

      The price for the natural gas delivered by CDC varies dependent upon the category of the natural gas delivered.

     Gas Transportation. The Panda-Brandywine Partnership purchases firm natural gas transportation service from Columbia Gas Transmission Corporation ("Columbia Gas") pursuant to an Amended and Restated FTS Service Agreement (the "Columbia Gas FT Agreement"). Service under the Columbia Gas FT Agreement commenced on November 1, 1996 and continues until October 31, 2021, and year-to-year thereafter unless terminated by either party upon six months' notice.

      Columbia Gas is obligated to provide the Panda-Brandywine Partnership with up to 24,240 Dekatherms ("Dth") per day of firm natural gas transportation service from a receipt point near Monclova, Ohio to an interconnection between the facilities of Columbia Gas and Cove Point LNG Limited Partnership ("Cove Point") in Loudoun County, Virginia. Columbia Gas provides the firm transportation service pursuant to the terms of the Columbia Gas FT Agreement rate schedule and the general terms and conditions of Columbia Gas's effective FERC natural gas tariff.

      The Panda-Brandywine Partnership purchases from Cove Point firm natural gas transportation service to transport natural gas delivered by Columbia Gas to the facilities of Cove Point pursuant to a FTS Service Agreement (the "Cove Point FT Agreement"). The Cove Point FT Agreement continues until October 31, 2021.

      Cove Point is obligated to provide the Panda-Brandywine Partnership with up to 24,000 Dth per day of firm natural gas transportation service from an interconnection between the facilities of Cove Point and Columbia Gas in Loudoun, Virginia to an interconnection between the facilities of Cove Point and Washington Gas Light Company ("WGL") in Charles County, Maryland. Cove Point provides the firm transportation service pursuant to the Cove Point FT Agreement, and the general terms and conditions of its effective FERC natural gas tariff.

      The Panda-Brandywine Partnership purchases from WGL natural gas transportation, natural gas sales and natural gas balancing services pursuant to a Gas Transportation and Supply Agreement (the "WGL Agreement"). The WGL Agreement continues until October 31, 2021, and thereafter will continue year-to-year unless terminated by either party upon six months' written notice.

     WGL is obligated to provide the Panda-Brandywine Partnership with firm transportation service, up to the quantity of natural gas nominated for such service on a given day, from an interconnection between the facilities of Cove Point and WGL in Charles County, Maryland to the interconnection between the WGL facilities and the Panda-Brandywine Facility, provided that WGL only must use its best efforts to deliver transportation natural gas to the Panda-Brandywine Facility when the pressure on the Cove Point pipeline is less than 500 psig. During the months of January, February and December of any calendar year, WGL may, under certain circumstances, request that the Panda-Brandywine Partnership release to WGL for its system use a quantity of natural gas purchased by the Panda-Brandywine Partnership under the Brandywine Gas Agreement and transported to the WGL system.

     Fuel Oil. The Panda-Brandywine Facility was constructed with the capability to operate on No. 2 fuel oil and has the ability to change fuel sources from natural gas to fuel oil and back without interrupting the generation of electricity. The Panda-Brandywine Facility has on-site storage for approximately two million gallons of fuel oil, a supply sufficient to operate the Panda-Brandywine Facility at full load for approximately six days. In accordance with the fuel management plan for the Panda-Brandywine Facility, which the Panda-Brandywine Partnership developed with the assistance of its fuel manager (CDC) and which was approved by PEPCO, the Panda-Brandywine Partnership will endeavor to enter into fuel oil supply and transportation contracts by October 10 of each year that will have a duration through the immediately succeeding winter season (November through March).

     The Panda-Brandywine Partnership has entered into a Sales Agreement with Northridge Petroleum Corporation ("Northridge") and related Storage Agreement with Stratus Terminals, Inc. pursuant to which the Panda-Brandywine Partnership purchased and maintains one million gallons of No. 2 fuel oil in storage tanks located near Baltimore, Maryland. The respective terms of these Agreements commenced December 1, 1997 and terminate February 28,
1999.   The Panda-Brandywine Partnership has access to the stored
fuel oil at all times. Upon request of the Panda-Brandywine Partnership, Northridge will use its best efforts to replenish any fuel oil removed from the storage tank at market-based prices plus additional storage charges. If Northridge is not able to purchase the requested fuel oil within a specified time period, the Panda-Brandywine Partnership may purchase such fuel oil from another supplier.

      The Panda-Brandywine Partnership has also entered into an agreement (the "Hardesty Transportation Agreement") with Hardesty & Son, Inc. ("Hardesty") pursuant to which the Panda-Brandywine Partnership has rights to firm transportation of a minimum of 20 truckloads of fuel oil per day during the months of December through February and ten truckloads of fuel oil per day during the months of March through November. Hardesty will use its best efforts to provide additional transportation upon the request of the Panda-Brandywine Partnership. If Hardesty is unable to provide such additional transportation when requested, the Panda-Brandywine Partnership may use other means of delivery. The Hardesty Transportation Agreement continues until October 1, 1998 and will automatically be renewed for successive one-year terms unless terminated by either party.

      Water. The Panda-Brandywine Partnership has entered into a 25-year Treated Effluent Water Purchase Agreement ("Water Supply Agreement") with the County Commissioners of Charles County, Maryland to purchase up to 2.7 million gallons per day of treated effluent from a local sewage treatment plant. Treated effluent is a byproduct of the sewage treatment process and is used as the primary cooling water source for the Panda-Brandywine Facility's cooling towers. The treated effluent is transported from the sewage treatment plant to the Panda-Brandywine Facility by a buried transmission pipeline that has the capacity to supply up to 3.0 million gallons per day.

      Dispute With PEPCO Over Calculation of Capacity Payments. In late August 1996, the Panda-Brandywine Partnership and PEPCO commenced discussions concerning commercial operation requirements of the Panda-Brandywine Facility and conversion of the construction loan to long-term financing. During these discussions, two disagreements arose between the Panda-Brandywine Partnership and PEPCO as to how capacity payments should be calculated under the Brandywine Power Purchase Agreement.

     The Panda-Brandywine Partnership has reached a tentative agreement with PEPCO to make certain modifications to the Brandywine Power Purchase Agreement, which modifications resolve various outstanding issues as to the method of calculation of capacity payments thereunder.

     The first significant outstanding issue involved a disagreement between the Panda-Brandywine Partnership and PEPCO as to the date on which the yield to maturity on United States Treasury Bonds with a maturity of 12 years ("12-year T-Bonds") should be determined under a provision in the Brandywine Power Purchase Agreement that requires capacity payments to be reduced if such interest rate is less than 8%. Such provision states that the interest rate of 12-year T-Bonds is to be determined, and adjustments to capacity payments made, as of the date that the interest rate for permanent financing for the Panda-Brandywine Facility is designated pursuant to an executed commitment for such financing. On October 6, 1994, the Panda-Brandywine Partnership entered into a written commitment with General Electric Capital Corporation ("GE Capital") with respect to permanent financing for the Panda-Brandywine Facility, which commitment designated an interest rate for such financing. Accordingly, the Panda-Brandywine Partnership took the position that October 6, 1994 should be the date used to determine the interest rate of 12-year T-Bonds under the Brandywine Power Purchase Agreement. The interest rate for 12-year T-Bonds on such date was 7.94% per annum. PEPCO, on the other hand, took the position that since the interest rate designated in such commitment was a floating rate, the date to be used for determining the interest rate of 12-year T-Bonds was the closing date of the conversion of the Brandywine construction loan facility to long-term financing in the form of a leveraged lease, which occurred on December 18, 1996. The interest rate for 12-year T-Bonds on such date was 6.36%.

     The second significant outstanding issue involved a disagreement between PEPCO and the Panda-Brandywine Partnership as to the determination of PEPCO's system peak load, which is the basis for certain reductions in capacity payments under the Brandywine Power Purchase Agreement. Under such provision, capacity payments are to be reduced, commencing in 2006, if PEPCO's system peak load does not exceed 5,697 megawatts prior to 1998, and are reduced by a greater amount if PEPCO's system peak load does not exceed such amount prior to 1999. PEPCO and Baltimore Gas & Electric Company ("BG&E") had announced their intention to merge during 1997 into a new entity to be known as Constellation Energy Corporation ("Constellation"), and PEPCO had asked the Panda-Brandywine Partnership to agree that peak load under the Brandywine Power Purchase Agreement would be calculated on the basis of the pre-merger PEPCO system and not the post-merger Constellation system. Peak load based on the Constellation system would have greatly exceeded 5,679 megawatts during 1997. However, PEPCO's position was that the parties intended to use the then existing PEPCO system in calculating peak load and that the merger with BG&E should be disregarded for such purpose. The Panda-Brandywine Partnership disagreed with such position. The Brandywine Power Purchase Agreement does not contain any provision requiring adjustments due to mergers or reorganizations. It was the Panda-Brandywine Partnership's position that Constellation, as the successor of PEPCO, would be substituted for PEPCO under the Brandywine Power Purchase Agreement and the Constellation system would be used to calculate peak load. It is the Panda-Brandywine Partnership's current understanding that the proposed merger between PEPCO and BG&E has been terminated.

     Under the agreement, the first issue discussed above was resolved by adjusting the schedule for capacity payments to be made by PEPCO to the Panda-Brandywine Partnership under the Brandywine Power Purchase Agreement such that the amount of capacity payments to be made during the first ten years following the commencement of commercial operations (which occurred on October 31, 1996) will be increased and the amount of capacity payments to be made during the last fifteen years of the term of the Brandywine Power Purchase Agreement (which expires on October 30, 2021) will be reduced. The agreement provides that PEPCO will pay to the Panda-Brandywine Partnership within two business days following the effective date of the settlement (as discussed below) approximately $3.8 million, which represents the difference between the previously scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997.

      The second issue discussed above was resolved by the tentative agreement of both parties to base the peak load adjustment on PEPCO's peak load.

       In return for the resolution of the aforementioned significant issues, PEPCO has agreed that the Panda-Brandywine Partnership may acquire the exclusive right to broker (as defined by FERC) capacity from the Panda-Brandywine Facility for resale, up to certain specified amounts and for specified periods. PEPCO will sell the capacity pursuant to its power sales tariff currently on file with the FERC. The amount of released capacity to be made available for brokering to the Panda-Brandywine Partnership is 130 megawatts for the period January - May 1998, 200 megawatts for the period June 1998 - May 1999, and 100 megawatts for the period June 1999-May 2000. The Panda-Brandywine Partnership will pay PEPCO $1.25/kilowatt/month for the capacity released.

      In addition, PEPCO has agreed to release to the Panda-Brandywine Partnership on a periodic basis through the year 2002 the rights to sell energy for resale, which energy may or may not be from the capacity released described above. Such releases will be based upon PEPCO's projections of future facility operations required to serve PEPCO's needs. Sales of energy not related to released capacity will be subject to the availability of the Panda-Brandywine Facility. Sales of energy outside the Pennsylvania-New Jersey-Maryland Interconnection ("PJM Pool") not related to released capacity will be on an interruptible basis in accordance with PJM Pool rules and requirements.

      In connection with sales of released energy, the Panda-Brandywine Partnership may function as a power marketer or power broker (in either case, as defined by FERC). If the Panda-Brandywine Partnership elects to function as a power marketer, it must become a member of the PJM Pool. In either case, the Panda-Brandywine Partnership will be required to obtain all necessary authorizations and approvals to engage in such transactions, including any authorizations and approvals required by FERC. If the Panda-Brandywine Partnership functions as a power marketer, it will be required to pay PEPCO a base fee equal to two percent of the Panda-Brandywine Partnership's gross revenues from each sale of released energy, subject to an additional incentive payment of up to 50% of the base fee based on the timing of releases by PEPCO of blocks of energy available for resale by the Panda-Brandywine Partnership.

      If the Panda-Brandywine Partnership functions as a power broker, it will be required to pay PEPCO a base fee, subject to the incentive adjustment as described above, plus an additional fee of one percent of the gross revenues from each sale. The PJM Pool, not PEPCO, will supply transmission service. The agreement also provides that PEPCO will enter into good faith negotiations with the Panda-Brandywine Partnership prior to the end of the year 2002 with respect to energy releases after 2002, although neither party is obligated to enter into any such agreement unless it is to their mutual economic benefit.

       The agreement further provides that for purposes of determining PEPCO's system peak load which is the basis for reductions in capacity payments under the Brandywine Power Purchase Agreement following any merger or other combination of PEPCO with another utility, the actual peak load experienced by the portion of the merged or combined company's system that constituted the PEPCO system prior to such merger or combination shall be used.

      The agreement further provides that the Panda-Brandywine Partnership will enter into good faith negotiations with PEPCO on a buyout or buydown of the Brandywine Power Purchase Agreement in a manner that maximizes and equitably shares the benefits of such transaction between the parties, although neither party is obligated to enter into any buyout or buydown agreement unless it is to their mutual economic benefit.

      The effectiveness of the agreement with PEPCO is subject to the consent of the financing parties, including GE Capital, under the long-term financing arrangements for the Panda-Brandywine Facility. In this regard, the Panda-Brandywine Partnership has commenced discussions with GE Capital and the other financing parties concerning such consents, and has executed an agreement in principle with GE Capital. Among other things, this agreement in principle provides for (i) the re-allocation of lease payments from the Panda-Brandywine Partnership to GE Capital in order to match the revised capacity payments schedule with PEPCO, (ii) the reimbursement to GE Capital by the Panda-Brandywine Partnership of certain fees, and (iii) certain technical amendments to the applicable financing documents. The closing of the agreement in principle is subject to several conditions, including but not limited to written consents from all other financing parties and other applicable parties, receipt of legal opinions concerning the tax and regulatory consequences of the transaction, and the preparation of definitive legal documentation of the transaction to the satisfaction of all parties involved.

      To the Company's knowledge, no regulatory consents are required in order for the agreement between PEPCO and the Panda-Brandywine Partnership to take effect. There can be no assurance that the requisite consents from GE Capital or the other applicable financing parties can be obtained or that the agreement with PEPCO will ever become effective.

Competition

      The business of developing electric generating power plants is intensely competitive. The Company and its affiliates compete both domestically and internationally with other independent power producers, including affiliates of utilities.

     Development of new power generation projects in foreign markets is difficult and expensive, and many competitors in these foreign markets have significantly larger capital resources and greater local market expertise than the Company. In addition, due to increased competition in the United States, there has been an increasing number of entrants into these foreign markets.

      In the United States, over the past decade, developing electric generating power plants has become a progressively more difficult, expensive and competitive process. In recent years, more of such transactions have been awarded through competitive bidding. Increased competition also has lowered profit margins of successful projects in the United States.

Regulatory Matters

  Regulation of the Electric Power Industry in the United States

     Projects of the Company located in the United States are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its electricity generation facilities. Federal laws and regulations govern transactions by electric and gas utility companies, the types of fuel that may be utilized by an electric generating facility, the type of energy that may be produced by such a facility and the ownership of the facility. State utility regulatory commissions must approve the rates and terms and conditions under which public utilities sell electric power at retail and, under certain circumstances, purchase electric power from independent producers. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power generation facilities. Energy producing projects located in the United States also are subject to federal, state and local laws and administrative regulations governing the emissions and other substances produced, discharged or disposed of by a facility and the geographical location, zoning, land use and operation of a facility. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with those permits and approvals.

  Federal  and State Energy Regulation

     PURPA. PURPA and the regulations promulgated thereunder provide certain rate and regulatory incentives to an electric generating facility that is a qualifying cogeneration or small power production facility (a "QF" or "Qualifying Facility"). The Panda-Rosemary Facility and the Panda-Brandywine Facility are QFs. A cogeneration facility is a QF if it (i) sequentially produces both electricity and useful thermal energy that is used for industrial, commercial, heating or cooling purposes, (ii) meets certain energy efficiency and operating standards when oil or natural gas is used as a fuel source and (iii) is not more than 50%-owned by an electric utility, electric utility holding company or an entity or person owned by either or any combination thereof.

     Under PURPA and the regulations promulgated thereunder, QFs receive two primary benefits. First, most types of QFs are exempt from most provisions of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and from most provisions of the Federal Power Act, as amended (the "FPA"), while all QFs are exempt from certain state laws relating to organizational, rate and financial regulation. Second, regulations promulgated by the FERC under PURPA require that (i) electric utilities purchase electricity generated by QFs, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided costs" and (ii) the utilities sell supplementary, back-up, maintenance and interruptible power to the QFs on a just and reasonable and non-discriminatory basis. PURPA and the regulations promulgated thereunder define "avoided costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Utilities may also purchase power from QFs at prices other than "avoided costs" pursuant to negotiations as provided by FERC regulations. Any merchant plant, if developed and constructed by the Company in the United States probably would not qualify as a QF, but nonetheless probably would be exempt from most provisions of PUHCA by virtue of being an "exempt wholesale generator" "or "EWG" (described hereinbelow).

     The FERC's regulations also provide that if energy or capacity is provided pursuant to a legally enforceable obligation over a specified term, avoided costs may be determined, at the option of the QF, either at the time the energy or capacity is delivered or as calculated at the time the obligation is incurred. The FERC's regulations further provide that, in the case of rates based on estimates of avoided costs over the term of a contract, the rates do not violate the FERC's rates if the rates for such purchases differ from avoided costs at the time of delivery.

     In certain instances, payments based upon avoided costs estimated at the time a contract is entered into have proven to be greater than a utility's avoided costs at the time of delivery. Many utilities have attempted to minimize the disparity by implementing strategies designed to reduce avoided cost payments under such contracts to levels that the utilities believe will be more competitive in a short-term marginal cost electric energy market. Such strategies include attempts to renegotiate or buy out power purchase contracts with QFs. Some utilities have sought rigorously to enforce the terms of such contracts and to exercise their contractual termination rights if the contracts are not strictly observed. In addition, some utilities have engaged in litigation and regulatory action against QFs to achieve these ends.

     The FERC has refused to disturb QF contract rates on two operating projects where estimates of a utility's avoided costs, calculated at the time the contracts were signed, were higher than the actual avoided costs at the time of delivery and the contract rates were not challenged at the time the contracts were signed and were not the subject of an ongoing challenge to the state's avoided cost determination. New York State Electric & Gas Corporation, 71 FERC 61,027, reconsideration denied, 72 FERC 61,067 (1995). This decision is currently the subject of a complaint filed in the United States District Court for the Northern District of New York.

     Relying in part on the FERC's regulations, a federal court of appeals has held that once a state commission has approved (by final and nonappealable order) a QF contract rate as being consistent with avoided costs, just, reasonable and prudently incurred, any action or order by the state commission to reconsider its approval or deny the pass-through of the QF's charges to the utility's retail customers under purported state authority is preempted by PURPA. Freehold Cogeneration Assocs., L.P. v. Board of Regulatory Comm'rs of New Jersey, 44 F.3d 1178 (3rd Cir.), cert. denied sub nom., Jersey Central Power & Light Co. v. Freehold Cogeneration Assocs., L.P., 116 S. Ct. 68
(1995).

     In Independent Energy Producers Assoc. v. California Public Utilities Comm'n, 36 F.3d 848 (9th Cir. 1994), the U.S. Court of Appeals for the Ninth Circuit held that states are not preempted by PURPA from instituting a program that requires QFs to submit operating data, to purchasing utilities for monitoring compliance with QF status requirements, as long as the monitoring requirements do not impose an undue burden on the QFs. However, the same court determined that states and utilities are preempted by federal law from taking action on their determination that a QF is no longer in compliance with QF status requirements, other than requesting that the FERC revoke the facility's QF status, either by filing a request for revocation or by filing a petition for a declaratory order that the facility is no longer a QF.

     On May 29, 1996, VEPCO filed with the State Corporation Commission of the Commonwealth of Virginia ("SCC") a request for authorization to institute a formal QF status monitoring program. On June 13, 1997, the SCC issued an order authorizing such a monitoring program. The order states that the monitoring program would apply to all QFs that have entered into power purchase agreements with VEPCO. Under the program, QFs must submit to VEPCO by July 1 of each year certain operational data from the previous year and indicate significant changes from previous years. VEPCO must report to the SCC by October 1 of each year the results of VEPCO's QF compliance evaluation. VEPCO may seek a declaration from the FERC that a QF does not qualify under the FERC's rules.

     The North Carolina Utilities Commission ("NCUC") has disallowed the pass-through to VEPCO's North Carolina retail rates of a portion of capacity payments VEPCO had been making to several non-utility generation plants. The capacity payment rates for the plants had been determined by an arbitrator and approved by the SCC. The NCUC found that bids from a 1988 solicitation (the "1988 VEPCO Solicitation") were available at the time the contract was approved and should have been used, instead of arbitration, to determine VEPCO's avoided costs. The NCUC ruled that rates in excess of the rates derived from bids received in the 1988 VEPCO Solicitation were therefore disallowed in VEPCO's North Carolina retail rates. The North Carolina Supreme Court upheld the NCUC's decision, saying that the NCUC had simply disallowed rates above avoided costs. North Carolina Utilities Comm'n v. North Carolina Power, 338 N.C 412, 450 S.E.2d 896
(1994). The United States Supreme Court declined to review that decision.

     While the Rosemary Power Purchase Agreement with VEPCO was not specifically approved by the SCC, the SCC did approve the 1988 VEPCO Solicitation that resulted in the Rosemary Power Purchase Agreement. Although the NCUC used the 1988 VEPCO Solicitation to determine the avoided costs in the North Carolina decision discussed above, there can be no assurance that it would not disallow the pass-through of the Rosemary Power Purchase Agreement rates, which arose from the 1988 VEPCO Solicitation. If the NCUC were to disallow such pass-through, and if the courts were to allow the decision to stand, the Company believes that any such disallowance would affect only that portion of VEPCO's rates allocated to its North Carolina retail customers. The Brandywine Power Purchase Agreement has been approved by both the Maryland and District of Columbia Public Service Commissions.

     The Company endeavors to develop its U.S. projects, monitor compliance by the U.S. projects with applicable regulations and choose its customers in a manner which minimizes the risks of losing QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside the Company's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a QF could cause the facility to fail to satisfy the criteria required for QF status regarding the level of useful thermal energy output. Upon the occurrence of such an event, the Company would seek to replace the thermal energy customer or find another use for the thermal energy that meets PURPA's requirements, but no assurance can be given that this would be possible.

     If one of the U.S. projects which is a QF and in which the Company has an interest should lose its status as a QF, such project would no longer be entitled to the exemptions from PUHCA and the FPA. This could subject the U.S. project to rate regulation as a public utility under the FPA and state law and could result in the Company or certain of its affiliates inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. This could cause all of the Company's remaining U.S. projects which are QFs to lose their QF status, because QFs may not be controlled, or more than 50%-owned, by public utility holding companies. Loss of QF status could also trigger defaults under covenants to maintain QF status in the Company's U.S. project power purchase agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements. A facility may lose its QF status on a retroactive or a prospective basis.

     If a U.S. project which is a QF were to lose its QF status (because, for example, it lost its steam customer), the Company and its affiliates could attempt to avoid holding company status (and thereby protect the QF status of its other QF projects) on a prospective basis by restructuring its interests in the U.S. project. For instance, the Company could change its voting interest in the entity owning the nonqualifying project to nonvoting or limited partnership interests and sell the voting interest to an individual or company which could tolerate the lack of exemption from PUHCA, or by otherwise restructuring ownership of the project so as not to become a holding company. These actions, however, would require approval of the Securities and Exchange Commission (the "SEC") or a no-action letter from the SEC, and would result in a loss of control over the nonqualifying project, could result in a reduced financial interest therein and might result in a modification of the operation and maintenance agreement relating to such project. A reduced financial interest could result in a gain or loss on the sale of the interest in such project, the removal of the affiliate through which the ownership interest is held from the consolidated income tax group or the consolidated financial statements of the Company and its affiliates, or a change in the results of operations of the Company and its affiliates. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against the Company and its affiliates, and its subsidiaries and claims by utilities for refund of payments previously made.

     Under the Energy Policy Act of 1992 ("Energy Policy Act"), a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA as an "exempt wholesale generator" or "EWG." An exempt wholesale generator may not make retail sales of electricity in the U.S. If a project can be qualified as an EWG under Section 32 of PUHCA it will be exempt from PUHCA even if it does not qualify as a QF. Therefore, if a QF in the Company's project portfolio were to lose its QF status, the Company could apply to have the project qualified as an EWG. However, assuming this changed status would be permissible under the terms of the applicable power purchase agreement, rate approval from FERC would be required. In addition, the project would be required to cease selling electricity to any retail customers (such as the thermal energy customer) and could become subject to state regulation of sales of thermal energy.

     PUHCA. PUHCA provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public utility company" or a company that is a "holding company" of a public utility company is subject to regulation under PUHCA, unless an exemption is established or an SEC order declaring it not to be a holding company is granted. Registered holding companies under PUHCA are required to limit their utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the SEC of certain of its financing transactions.

     As discussed above, most types of QFs are exempt from most of the provisions of PUHCA. A foreign utility company is also exempt from most of the provisions of PUHCA if certain notice and other requirements are satisfied.

     FPA. Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be determined on either a cost-of-service basis or a market-based approach. If a QF in the Company's project portfolio were to lose its QF status, the rates set forth in the applicable power purchase agreement would have to be filed with the FERC and would be subject to initial and potentially subsequent reviews by the FERC under the FPA, which could result in reductions to the rates.

     Industry Restructuring Proposals. The United States Congress is currently considering legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase from QFs. There is strong Congressional support for grandfathering contracts of existing QFs if such legislation is passed, and also support for requiring utilities to conduct competitive bidding for new electric generation if the PURPA purchase obligation is eliminated.

     The FERC and many state utility commissions are currently studying a number of proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a final rule requiring utilities to offer wholesale customers and suppliers open access on their transmission lines, on a basis comparable to the utilities' own use of the lines. Although the rule (Order No. 888) is currently the subject of a petition for review in the United States Court of Appeals for the D.C. Circuit, many utilities have already filed "open access" tariffs. The utilities contend that they should recover from departing customers their fixed costs that will be "stranded" if their wholesale customers choose new electric  power  suppliers.  These  stranded  costs  include  the capacity costs utilities are required to pay under many QF contracts, which the utilities view as excessive when compared with current market prices for capacity. Many utilities are therefore seeking ways to lower these contract prices or terminate the contracts altogether, out of fear that their shareholders will have to bear all or part of such "stranded" costs. Some utilities have engaged in litigation against QFs to achieve these ends. The FERC's rule allows full recovery of "legitimate and verifiable" prudently incurred stranded costs at the wholesale level. However, the FERC has jurisdiction over only a small percentage of electric rates, and there is likely to be litigation over whether wholesale stranded costs are "legitimate and verifiable."

     In addition to restructuring proposals being considered by regulatory agencies, a number of bills have been introduced in the U.S. Congress to promote electric utility restructuring and deregulation of electric rates. These bills differ as to how and to what extent a utility's "stranded" or "transition" costs would be recoverable if current captive customers left the utility's system. The existence of this legislation may increase the desire of utilities to renegotiate, buy out or attempt to terminate existing power purchase agreements containing prices that the utilities believe will not be competitive in a short-term marginal cost electric energy market. In addition, if electric energy prices are deregulated, electric energy producers will have to sell electric energy at competitive market prices. In Virginia, a restructuring bill has passed the two houses of the state legislature, and has been sent to the governor, whose signature is required for such bill to become law.

     State Regulations. State public utility commissions ("PUCs") have broad authority to regulate both the rates charged by and financial activities of electric utilities, and to promulgate regulations implementing PURPA. Since a power purchase agreement will become a part of a utility's cost structure (and therefore generally is reflected in its retail rates), power purchase agreements from independent power producers are potentially subject to the regulatory purview of PUCs, particularly the process by which the utility has entered into the power purchase agreements. If a PUC has approved the process by which a utility secures its power supply, a PUC generally will be inclined to allow a utility to "pass through" the expenses associated with an independent power contract to the utility's retail customers. Moreover, a federal court of appeals has held in one instance that a PUC may not disallow the full reimbursement to a utility for the purchase of electricity from a QF once the PUC has approved the rates as consistent with the requirements of PURPA. See Freehold Cogeneration Assocs., L.P. v. Board of Regulatory Comm'rs of New Jersey, 44 F.3d 1178 (3rd Cir.), cert. denied sub nom., Jersey Central Power and Light Co.
v. Freehold Cogeneration Assocs., L.P., 116 S. Ct. 68 (1995). In addition, retail sales of electricity or thermal energy by an independent power producer may be subject to PUC regulation, depending on state law.

     Independent power producers that are not QFs under PURPA are considered to be public utilities in many states and are subject to broad regulation by PUCs ranging from the requirement that certificates of public convenience and necessity be obtained to regulation of organizational, accounting, financial and other corporate matters. However, sales of electricity at wholesale (as are currently contemplated by the Company regarding merchant plants which it might develop in the U.S.) are subject to the exclusive regulatory jurisdiction of the FERC. In addition, states may assert jurisdiction over the siting and construction of such facilities, and over the issuance of securities and the sale or other transfer of assets by these facilities that are not QFs.

     State PUCs also have jurisdiction over the transportation and retail sale of natural gas by local distribution companies. Each state's regulatory laws are somewhat different; however, all generally require a local distribution company to obtain approval from the PUC to provide services and construct facilities. The rates of local distribution companies are usually subject to continuing oversight by the PUC.

     In the case of the Panda-Rosemary Facility, the Panda-Rosemary Partnership is subject to a number of conditions imposed by the North Carolina Utilities Commission ("NCUC") pursuant to a Certificate of Public Convenience and Necessity ("CPCN"), including that the Panda-Rosemary Facility and the Rosemary Pipeline both be owned by the Panda-Rosemary Partnership, that the Panda-Rosemary Partnership not transport gas for or sell or deliver gas to any other entity, that all electricity generated at the Panda-Rosemary Facility be sold to an electric utility and that all thermal energy produced at the Panda-Rosemary Facility be sold only to the textile mill to which steam and chilled water from the Panda-Rosemary Facility are currently delivered. On February 18, 1997, The Bibb Company ("Bibb") announced that it would sell the textile mill to WestPoint Stevens, Inc. ("WestPoint"). The closing of the sale was reported in the news media on February 21, 1997. If, in fact, Bibb is no longer the owner of the textile mill, the Panda-Rosemary Partnership is obligated to notify the NCUC and VEPCO and the NCUC could order such further proceedings as it deemed appropriate, which proceedings could result in revocation of the CPCN or the imposition of other conditions.

     Natural  Gas  Regulation.  The Company has an indirect  100%
interest in and operates two natural gas-fired cogeneration projects in the United States, one of which is owned and one of which is under a long term lease financing arrangement. The cost of natural gas (other than debt costs) is ordinarily the largest expense of a gas-fired power project and is critical to the project's economics. The risks associated with using natural gas can include the need to arrange transportation of the gas across great distances, including obtaining removal, export and import authority if the gas is transported from Canada, the possibility of interruption of the natural gas supply or transportation (depending on the quality of the natural gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier and whether firm or non-firm transportation is purchased), and obligations to take a minimum quantity of gas or pay for it (take-or-pay obligations).

     Pursuant to the Natural Gas Act, the FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, pipeline rates for such services are subject to continuing FERC oversight. Order No. 636, issued by the FERC in April 1992, mandated the restructuring of interstate natural gas pipeline sales and transportation services. The restructuring required by the rule includes (i) the separation ("unbundling") of a pipeline's sales and transportation services, (ii) the implementation of a straight fixed-variable rate design methodology under which all of a pipeline's fixed costs are recovered through its reservation charge, (iii) the implementation of a capacity release mechanism under which holders of firm transportation capacity on pipelines can release that capacity for resale by the pipeline, and (iv) the opportunity for pipelines to recover 100% of their prudently incurred costs ("transition costs") associated with implementing the restructuring mandated by the rule.

     Environmental Regulations. The development, construction and operation of power projects in the United States is subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to the Company and its subsidiaries primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulations. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies.

     Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws that may apply to the Company and its domestic subsidiaries. In most cases, analogous state laws also exist that may impose similar, and in some cases more stringent, requirements on the Company and its subsidiaries.

     Clean Air Act. The Federal Clean Air Act, as amended (the "Clean Air Act"), provides for the regulation, largely through state implementation of federal requirements, of ambient air quality and emissions of air pollutants from certain facilities and operations. As originally enacted, the Clean Air Act set guidelines for emissions standards for major pollutants (e.g., sulfur dioxide and nitrogen oxide) from new sources. The 1990 Clean Air Act Amendments tightened regulations on emissions from existing sources, particularly previously exempted older power plants.

     Clean Water Act. The Federal Clean Water Act, as amended (the "Clean Water Act"), also provides for the regulation, largely through state implementation of federal requirements, of the quality of surface waters and imposes limitations on discharges to those waters from point sources, including certain facilities and operations. The water quality standards established under the Clean Water Act are used as the basis for developing specific pollutant discharge limitations from point sources. The discharge limitations are incorporated into permits called National Pollutant Discharge Elimination System ("NPDES") permits. The Clean Water Act also imposes requirements with respect to the discharge of stormwater runoff from industrial sites. Those requirements are implemented through state stormwater discharge permits. The Clean Water Act also restricts discharges of fill materials to wetlands.

     Resource   Conservation  and  Recovery  Act.   The  Resource
Conservation and Recovery Act of 1976 ("RCRA") regulates the generation, treatment, storage, handling, transportation and disposal of solid and hazardous waste.

     Comprehensive Environmental Response, Compensation, and Liability Act. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires the remediation of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency to take any necessary response action at Superfund sites, including ordering potentially responsible parties liable for the release to take or pay for such actions. Potentially Responsible Parties are broadly defined under CERCLA to include past and present owners and operators of such sites, as well as generators, arrangers and transporters of wastes sent to a site.

  Foreign Regulations

      Besides domestic projects, the Company and its affiliates are engaged in the evaluation and development of international electric power generation facilities. Each country and locality has separate laws and regulations governing the siting, permitting, ownership and power sales from electric power plants. These laws and regulations are often quite different than those in effect in the United States, and depending on the country, can be complex and stringent in regard to the development, ownership and operation of electric power plants.

      In addition, energy producing projects located in foreign countries often are subject to stringent environmental and land use regulations as well. Based on current trends, the Company expects that environmental and land use regulations affecting electricity producing power plants located outside the U.S. will likely become more stringent over time. This appears to be due in part to a greater participation by local citizenry in the monitoring and enforcement of environmental laws, better enforcement of applicable environmental laws by the regulatory agencies, and the adoption of more sophisticated environmental requirements. If foreign environmental and land use regulations were to change in the future, the Company and its affiliates will have to take these changes into account in their efforts to develop electricity producing power plants in foreign countries. Such projects could become more difficult to evaluate, develop and operate as a result.

Employees

      At December 31, 1997, the Company and its subsidiaries had no employees.

      Robert W. Carter is Chairman of the Board, Chief Executive Officer and also a director of the Company. Janice Carter is Executive Vice President, Secretary and Treasurer of the Company, and is married to Robert W. Carter. Otherwise, no family relationships exist among the directors and executive officers of the Company.

     All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until their successors are duly elected and qualified.

Item 2.   Properties.

      The information regarding the properties of the Company is set forth under Item 1. Business above and in the Notes to Consolidated Financial Statements included in Part II hereof. The Company's principal office, located at 4100 Spring Valley, Suite 1001, Dallas, Texas 75244, is leased by PEII, which lease expires May 2001.

Item 3.   Legal Proceedings.

     The Company is not a party to any legal proceedings. However, affiliates of the Company are claimants or defendants in various legal proceedings which have arisen in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

NNW, Inc. Proceeding

     On July 12, 1996, Panda Energy Corporation, an affiliate of the Company ("PEC"), filed an action against NNW, Inc. ("NNW") captioned Panda Energy Corporation v. NNW, Inc. f/k/a Nova Northwest Inc. (No. 96-07151-C), in the District Court of Dallas County, Texas (68th Judicial District). PEC's petition sought a declaratory judgment that the NNW's cash flow participation rights in PEC's credit agreement with NNW remain at 0.433% after the restructuring of the Panda-Rosemary Partnership interest pursuant to the terms of such credit agreement with NNW. The parties settled this dispute in December 1997 pursuant to a settlement agreement and mutual release of claims, the terms of which are maintained as confidential pursuant to the provisions of such agreement. PEC does not believe that the terms of this settlement agreement and mutual release of claims will have a material adverse effect on the business, financial condition or results of operations of PEC and its subsidiaries, taken as a whole, or the Company and its subsidiaries, taken as a whole.

Heard Proceedings

     PEC is a party to a lawsuit captioned Panda Energy Corporation, Plaintiff v. Heard Energy Corporation, CLF Energia Y Electricidad, S.A., Robert A. Wolf, Armin Alexander Budzinsky, Edward R. Gwynn, Donald L. Kinney, Morgan Stanley & Co., Inc., Allstate Insurance Company, Allstate Life Insurance Company, Entergy Corporation, Entergy Enterprises, Inc., Entergy Power, Inc., Entergy Power Development Corporation, Anil Desai, Drs. IR. Poerwanto P., and PT Panca Serodja Pradhana, Defendants, (No. 94-0672-J), District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and alleges that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. PEC alleges that the other defendants knowingly participated, collaborated and/or conspired in the misappropriation. PEC alleges causes of action for misappropriation, conspiracy, fraud, breach of contract, breach of fiduciary duty and legal malpractice against one or more of the defendants and alleges damages in an unspecified amount.

     Defendant Morgan Stanley filed a counterclaim on September 14, 1995 against PEC, alleging that it had performed services for PEC pursuant to an engagement agreement relating to the Brandywine Project. PEC terminated the engagement agreement on May 4, 1993. Morgan Stanley alleges that the services it performed prior to such termination included assisting PEC in obtaining certain regulatory approvals, preparing a draft solicitation booklet and identifying potential project financing sources, including GE Capital. Morgan Stanley further alleges that PEC obtained financing from GE Capital after Morgan Stanley was terminated, and that Morgan Stanley is entitled to a "transaction fee," either pursuant to the engagement agreement or based on the value of the services it allegedly performed, in an amount of not less than $4.3 million, plus attorneys' fees and interest.

     Defendants Heard Energy Corporation, Wolf, Gwynn, Kinney and Budzinsky (the "Heard Defendants") also filed a counterclaim during November 1994 against PEC and a third-party claim against Robert Carter and Janice Carter, alleging that PEC, Robert Carter and Janice Carter negligently made misrepresentations of PEC's lack of a continued interest in developing international power projects. The Heard Defendants allege that they would not have engaged in allegedly competing international power project transactions but for these misrepresentations and that they incurred damages in the amount of approximately $5.0 million as a result of these misrepresentations, such damages allegedly consisting of expenses incurred by Heard Energy Corporation, certain portions of which allegedly are guaranteed by the individual Heard Defendants. In both the counterclaim and the third-party claim, the Heard Defendants further allege that PEC, Robert Carter and Janice Carter violated a confidentiality order relating to certain documents produced by the Heard Defendants during the discovery phase of this action by misappropriating confidential information in these documents for the purpose of gaining a competitive advantage over Heard Energy Corporation.
The Heard Defendants seek $5.0 million in damages as well as unspecified "exemplary" damages based on this alleged violation. PEC believes that the Heard Defendants' discovery order claim is not actionable as a claim for damages.

     On March 15, 1996, all of the defendants filed motions for summary judgment, and PEC filed motions for summary judgment with respect to Morgan Stanley's counterclaim and the Heard Defendants' counterclaim and third-party claim. By letter dated April 30, 1996, the court advised all counsel that it intended to grant the defendants' motions for summary judgment, indicating that PEC could not show legally sufficient evidence of damages to sustain its claims. This order was entered on June 19, 1996.

     PEC has appealed the court's ruling. In light of the court's ruling and pending the appeal, Morgan Stanley and the Heard Defendants have dismissed without prejudice their counterclaims and third-party claims, and PEC has agreed that any applicable statutes of limitations or other time-based defenses will be tolled during the pendency of the appeal.

     The Company has been informed by PEC that PEC does not believe that either the Morgan Stanley counterclaim or the Heard Defendants' counterclaims and third-party claims will be refiled unless and until the judgment dismissing PEC's claims against those parties is reversed and remanded to the trial court by the appellate court. In any event, PEC does not believe that these counterclaims or third-party claims, if reasserted, have any merit, nor does PEC believe that these claims, if eventually decided adversely to PEC, would have a material adverse effect on the business, financial condition or results of operations of PEC and its subsidiaries, taken as a whole, or the Company and its subsidiaries, taken as a whole.

Brandywine Proceeding

     On June 26, 1996, certain plaintiffs commenced a proceeding against the Panda-Brandywine Partnership and one of its contractors (as well as other subcontractors) captioned Jeannine McConnell, McConnell Pool Service, Inc. and McConnell Fuel Oil, Inc. v. Panda-Brandywine, L.P. and Flippo Construction (Case No. CV 96-1344) in the Circuit Court for Charles County, Maryland. In this proceeding, plaintiffs allege that in connection with the construction of an effluent water pipeline, a contractor for the Panda-Brandywine Partnership, Flippo Construction ("Flippo") (and its subcontractors) and the Panda-Brandywine Partnership left their easement and inadvertently trespassed on to plaintiffs' property. While on plaintiffs' property, Flippo (and its subcontractors) and the Panda-Brandywine Partnership allegedly dug a deep and wide hole which extended onto the plaintiff's property to locate a buried pipe. Plaintiffs allege that this trespass damaged the property, decreased its fair market value and resulted in loss of use thereof. Plaintiffs claim damages in numerous counts that aggregate to $3.25 million in actual damages against each defendant plus punitive damages aggregating $3.0 million against all defendants.

     The Panda-Brandywine Partnership intends to vigorously contest this proceeding. The Company does not believe that the outcome of this proceeding will have any material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole, or the Panda-Brandywine Partnership. In the opinion of the Panda-Brandywine Partnership and the Company, the contract between the Panda-Brandywine Partnership and Flippo requires Flippo to hold the Panda-Brandywine Partnership harmless for any activities relating to the plaintiffs' property.

Florida Power Proceedings

     In January 1995, Florida Power Corporation, a Florida corporation ("Florida Power"), commenced a proceeding before the Florida Public Service Commission ("Florida PSC") against the Kathleen Partnership, an affiliate of the Company, captioned In re: Petition for Declaratory Statement Regarding Eligibility for Standard Offer Contract and Payment Thereunder by Florida Power Corporation, Case No. 950110-EI. Florida Power's petition sought a declaratory statement that a power purchase agreement between Panda-Kathleen, L.P., an affiliate of the Company (the "Kathleen Partnership") and Florida Power, is not available to the Kathleen Partnership because the Kathleen Partnership's proposed cogeneration facility allegedly is not in compliance with the Florida PSC's rules (because it may be capable of exceeding 75 MW in electric generating capacity). Additionally, if the contract is "available" to the Kathleen Partnership, Florida Power sought a declaratory statement that it is only obligated to pay capacity payments under the power purchase agreement relating to the
Kathleen Facility for a term of 20 years rather than for the entire 30-year term of the power purchase agreement. The Kathleen Partnership filed a cross-petition seeking a declaratory statement that the milestone dates in the power purchase agreement must be extended due to Florida Power's improper actions and as a result of the delays in developing the Kathleen Facility caused by Florida Power's petition and the ensuing proceeding before the Florida PSC. The Kathleen Partnership filed a motion to dismiss the proceeding based on lack of jurisdiction, but that motion was denied by the Florida PSC. In February of 1996, the Florida PSC held a one-day hearing.

     On May 20, 1996, the Florida PSC issued a decision granting Florida Power's petition, and holding that the power purchase agreement is not available to the Kathleen Facility as proposed because it has an electric generating capacity in excess of 75 MW and that Florida Power is only obligated to make capacity payments under the power purchase agreement for 20 years. The Florida PSC's decision also granted the Kathleen Partnership's cross-petition insofar as it grants the Kathleen Partnership an 18-month extension to meet the construction commencement milestone date and an 18-month extension to meet the commercial operation milestone date. The Kathleen Partnership has appealed the Florida PSC's order to the Florida Supreme Court and the Florida Supreme Court upheld the decision. The Kathleen Partnership filed a Writ of Certiorari with the Supreme Court of the United States regarding this matter in February, 1998.

     There are two actions related to this matter pending before the Florida Supreme Court and the United States District Court for the Middle District of Florida. The Company does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole

National Development and Research Corporation Proceeding

      On October 14, 1997, Panda Global Energy Company, an affiliate of the Company ("PGE"), commenced a proceeding in the District Court of Dallas County, 101st Judicial District captioned Panda Global Energy Company v. National Development and Research Corporation and Robert E. Tang, Case No. 97-9315-E. PGE's petition sought a declaratory judgment for the termination of various agreements between PGE and National Development and Research Corporation ("NDR") regarding the development of power projects in the PRC. On December 9, 1997 NDR filed a counter-claim against PGE and Robert W. Carter asserting that, among other things, such agreements are still in effect and that NDR is entitled to certain payments thereunder. This proceeding currently is in the discovery stage. The Company does not believe that an adverse result in this proceeding would have a material adverse effect on the business, financial condition or results of operations of PGE and its subsidiaries, taken as a whole, or the Company and its subsidiaries, taken as a whole.

Item 4.   Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1997.

                             PART II

Item 5.   Market for the Registrant's Common Stock and Related
Security Holder Matters.

     There is no established market for the Company's Common Stock, $.01 par value, all of which is owned by PEC. The Company has not paid cash dividends on shares of its capital stock since its inception. The indenture governing the 11 5/8 Pooled Project Bonds, Series A-1 due 2012 of Panda Funding Corporation imposes certain restrictions on the Company's ability to declare or pay cash dividends to PEC and make certain distributions on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.   Selected Financial Data.

                     SELECTED FINANCIAL DATA
                  (in thousands, except ratios)

     Presented below are selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1997, which have been derived from the Company's financial statements. The selected financial data should be read in conjunction with the information contained under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                               Year Ended December 31,
                              1993       1994       1995       1996       1997
Revenue:
Electric capacity
 and energy sales:       $ 29,856    $ 30,664    $ 29,859     $ 32,273   $ 65,004
Steam and chilled
 water sales                  618         650         473          503        624
Interest income               365         603         895        1,518      2,511
                         --------    --------    --------     --------   --------
Total revenue              30,839      31,917      31,227       34,294     68,139

Expenses:
Plant operating expenses    7,676       8,940       9,348       12,050     26,245
Development                 2,278       1,376       1,821        3,533      8,083
Interest expense           11,066      11,018      11,716       19,414     43,257
Depreciation                4,282       4,208       4,210        5,532     11,575
Amortization - Debt
 issuance costs               502         600         554          494        701

Amortization -
 Partnership
 formation costs              533         533         533          533         --
                         --------    --------    --------     --------   --------

Total expenses             26,337      26,675      28,182       41,556     89,861

Income (loss) before
 taxes and minority
 interest                   4,502       5,242       3,045       (7,262)   (21,722)

Minority interest          (5,474)     (5,700)     (5,048)      (2,405)        --
Provision for income
 taxes                         --          --          --           --         --
                         --------    --------    --------     --------   --------
Income (loss) before
 extraordinary items         (972)       (458)     (2,003)      (9,667)   (21,722)

Extraordinary loss,
 net(1)                        --          --          --      (21,336)        --
                         --------    --------    --------     --------   --------
Net loss                 $   (972)   $  (458)    $ (2,003)    $(31,003)  $(21,722)
                         ========    ========    ========     ========   =======


Other Data:
Ratio of earnings to
 fixed charges(2)          1.39x       1.36x          (2)          (2)        (2)


                                               December 31,
                            1993       1994        1995         1996        1997
Balance Sheet Data:
Cash and other
 current assets          $ 14,084    $ 15,538    $ 11,333     $ 36,120   $ 37,054
Power plant and
 equipment (net)           93,815      94,893     216,794      262,672    253,935
Reserves and escrow
 deposits, and other
 assets                    14,901      14,728      14,722       39,370     38,576
                         --------    --------    --------     --------   --------
Total assets             $122,800    $125,159    $242,849     $338,162   $329,565
                         ========    ========    ========     ========   ========

Current liabilities       $11,252     $12,531     $18,457      $19,667    $16,217
Deferred revenue               --          --          --          --      13,140
Long-term debt
 (including capital
 lease obligation),
 less current portion      98,454     106,343     234,608     427,320     435,292
Minority interest          34,479      35,588      36,836          --          --
Shareholder's
 deficit                  (21,385)    (29,303)    (47,052)   (108,825)   (135,084)
                         --------    --------    --------    --------    --------
Total liabilities
 and shareholder's
 deficit                 $122,800    $125,159    $242,849    $338,162    $329,565
                         ========    ========    ========    ========    ========

Notes (in thousands):
(1) In 1996, there was an extraordinary loss from early extinguishment of debt of $21,336.
(2) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before minority interest, taxes and extraordinary items plus fixed charges exclusive of capitalized interest. Fixed charges consist of interest expense, capitalized interest and amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1995 by $2,748, in 1996 by $18,317 and in 1997 by $21,722. In
1994, 1995 and 1996, fixed charges included capitalized interest of $803, $5,793 and $11,055, respectively.


Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

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

Results of Operations

      The Company's revenues from electric power generation are derived from long-term contracts which include both a fixed capacity payment and a variable energy payment. The capacity payments, which are based upon the specified power generating capacity of a project, are designed to cover fixed costs and to provide an acceptable return on equity. The energy payments, which are based on actual electricity output, are designed to cover variable costs including fuel costs and variable operating expenses incurred in connection with electricity output. Accordingly, the impact of price fluctuations on the results of operations is generally not material. The extent to which a facility is dispatched (i.e., required to deliver electricity), and therefore the actual electricity output for a given period, are subject to the discretion of the power purchaser, with certain limitations. The capacity payments are the predominant source of revenue for the Company. The Company currently believes that it can meet its liquidity requirements solely from the capacity payments in the unlikely event that its facilities are not dispatched at all. See "Liquidity and Capital Resources.

       1997 compared to 1996

      The Company incurred a net loss of $21,722 in 1997 on revenues of $68,140 compared to net loss before extraordinary item of $9,667 on revenues of $34,294 during 1996. The increase in revenues in 1997 was primarily caused by operations of the Brandywine Facility (which commenced operations on October 31,
1996) and by increased interest income, partially offset by a decrease in revenues at the Rosemary Facility. The 1997 results include operations of both the Rosemary and Brandywine facilities, whereas the 1996 results include operations of the Rosemary Facility for a full year and the Brandywine Facility for the final two months of 1996. For 1997 and 1996, capacity revenues for the Rosemary Facility were $25,361 and $27,204, respectively, reflecting a contractual decrease of $1,843. Energy revenues for the Rosemary Facility for 1997 and 1996 were $2,355 and $2,011, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to 1996. During 1997, the Rosemary Facility was dispatched 743 hours as compared to 636 hours in 1996. Capacity revenues and energy revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for 1997 were $21,612 and $11,905, respectively. The Brandywine Facility was dispatched 3,552 hours during 1997. Capacity revenues for the Brandywine Facility for 1997 were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 8 to the consolidated financial statements, the Company and PEPCO have reached a tentative agreement under which PEPCO will pay approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the tentative agreement. The agreement is subject to the consent of the financing parties. Additionally, the Company had energy revenues of $3,771 from the sale of natural gas and fuel oil to other purchasers in the 1997. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $26,245 (39% of revenues) in 1997 from $12,050 (35% of revenues) in 1996, primarily due to commencement of operations at the Brandywine Facility and lower margins obtained on the sale of natural gas and fuel oil to other purchasers. Additionally, the 1996 plant operating expenses included approximately $700 for the insurance deductible and other non-covered costs relating to hurricane damage sustained in September 1996 at the Rosemary Facility.

      Project development and administrative expenses were $8,083 (12% of revenues) and $3,533 (10% of revenues) for 1997 and 1996, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

      Interest expense increased to $43,257 (63% of revenues) in 1997 from $19,414 (57% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

       Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $12,276 (18% of revenues) in 1997 and $6,559 (19% of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

     For 1996, minority interest in net income was $2,405. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

      For 1996, the Company incurred an extraordinary loss on early extinguishment of debt of $21,336 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      As a result of the various factors discussed above, the Company incurred net losses of $21,722 and $31,003 for 1997 and 1996, respectively.

     1996 compared to 1995

     The Company incurred a net loss before extraordinary item of $9,667 in 1996 on revenues of $34,294, compared to a net loss of $2,003 on revenues of $31,227 in 1995. The 10% increase in revenues was primarily caused by the commencement of commercial operations at the Brandywine Facility on October 31, 1996 and by increased interest income. For 1996 and 1995, capacity revenues were $27,204 in both periods and energy revenues were $5,070 and $2,655, respectively. Capacity revenues for the Brandywine Facility commenced in January 1997; accordingly, capacity revenues for 1996 and 1995 relate only to the Rosemary Facility. The increase in energy revenues is attributable to operations of the Brandywine Facility for the last two months of 1996, partially offset by a decrease in energy revenues at the Rosemary Facility which resulted from lower dispatch hours at that facility compared to 1995. During 1996, the Rosemary Facility was dispatched 635 hours as compared to 2,224 hours in 1995, resulting in a decrease in energy revenues from that facility of $644. (The number of dispatched hours in 1995 was unusually high, as explained below.) Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes related to the Rosemary Facility (and the Brandywine Facility commencing October 31, 1996), increased from $9,348 (30% of revenues) in 1995 to $12,050 (35% of revenues)
during the same period in 1996, primarily due to the inclusion of the costs of operating the Brandywine Facility for two months in 1996. Because the Brandywine Facility earned no capacity revenues during its period of operation in 1996, plant operating expenses (and all other categories of expenses) were higher than normal as a percentage of revenues. Another significant cause of the increased plant operating expenses was the insurance deductible and other non-covered costs of approximately $700 relating to hurricane damage sustained in September 1996 at the Rosemary Facility as discussed below. Other factors contributing to the increase in plant operating expenses at the Rosemary Facility included additional scheduled maintenance costs and the fuel cost increases relating to increased operation of the auxiliary boiler for steam and chilled water production.

     Project development and administrative expenses were $1,821 (6% of revenues) and $3,533 (10% of revenues) for 1995 and 1996, respectively. The increase in 1996 was primarily attributable to the commencement of commercial operations at the Brandywine Facility on October 31, 1996.

     Interest expense increased from $11,716 (38% of revenues) in 1995 to $19,414 (57% of revenues) in 1996 as a result of the increase in outstanding indebtedness under a term loan which was partially offset by the scheduled reduction in outstanding indebtedness under the taxable revenue bonds issued in 1989 for the Rosemary Facility, and as a result of the increase in outstanding indebtedness from the issuance of the Rosemary Bonds and the Series A Bonds on July 31, 1996. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of a term loan on July 31, 1996. Additionally, commencement of commercial operations at the Brandywine Facility resulted in the recognition of interest expense on the related debt for the last two months of 1996. Prior to commercial operations, interest on the Brandywine debt was capitalized.

     Depreciation, amortization of debt issue costs and amortization of partnership formation costs increased from $5,297 (17% of revenues) in 1995 to $6,559 (19% of revenues) in 1996. The increase was primarily attributable to the commencement of commercial operations at the Brandywine Facility on October 31, 1996.

     On September 6, 1996, a transformer and two switches at the Rosemary Facility sustained damage from a hurricane. A substitute transformer was temporarily installed pending repair of the damaged transformer, which was substantially completed during the first quarter of 1997. The Company estimated the total cost to repair the Rosemary Facility (including substitute transformer rental costs) at approximately $2,450, all of which was covered by insurance except for deductible and certain non-covered items in the amount of approximately $700. This event did not have a material adverse effect on the Company's financial condition or results of operations.

     For 1996 and 1995, minority interest in net income was $2,405 and $5,048, respectively. The decrease in 1996 was due to lower net income (before minority interest and extraordinary item) in the Rosemary Partnership and the acquisition on July 31, 1996 of the minority interest holder's limited partnership interest as discussed below.

     In connection with the issuance of the Rosemary Bonds and the Series A Bonds, the Company refinanced the taxable revenue bonds issued in 1989 for the Rosemary Facility and repaid a term loan. The Company incurred an extraordinary loss of $21,336 on the early extinguishment of these obligations. Additionally, the Company acquired the minority interest holder's limited partnership interest in the Rosemary Partnership for a purchase price of approximately $34,256. As a result of this acquisition, the Company owns 100% of the Rosemary Partnership. The acquisition was accounted for using the purchase method of accounting. The excess of minority interest over the purchase price (approximately $3.8 million) was allocated to plant and equipment. Additionally, the Company advanced approximately $34,779 to Panda International for project development and general corporate purposes.

     As a result of the various factors discussed above, the Company incurred net losses of $31,003 and $2,003 for 1996 and 1995 respectively.

  1995 compared to 1994

     The Company incurred a net loss of $2,003 on revenues of $31,227 in 1995 compared to $458 on revenues of $31,917 in 1994.
The decrease in revenues was primarily the result of a scheduled contractual decrease in capacity payments of $1,526, which was partially offset by additional income generated due to an increase in the number of hours the Rosemary Facility was dispatched by VEPCO and an increase in interest income. The Rosemary Facility was dispatched 2,224 hours in 1995 versus 764 hours in 1994, due primarily to forced outages at two VEPCO generating plants that are not likely to be repeated. For 1995 and 1994, capacity revenues were $27,204 and $28,730 and energy revenues were $2,655 and $1,934, respectively. For approximately 1,200 of the dispatch hours in 1995, the Rosemary Facility used natural gas provided directly by VEPCO under a special fueling arrangement provided for in the Rosemary Power Purchase Agreement. The Rosemary Facility's margin on energy sales is lower when VEPCO supplies natural gas for the Rosemary Facility than when the Rosemary Facility is dispatched under normal energy pricing terms. However, overall margins at the Rosemary Facility are increased in such circumstances (relative to not operating at all) by the ability to provide steam and chilled water from the steam turbine offtake, which reduces the operating costs of the auxiliary boilers.

     Plant operating expenses, which included fuel cost, operations and maintenance expense, insurance and property taxes related to the Rosemary Facility, were $9,348 (30% of revenues) in 1995 as compared to $8,940 (28% of revenues) in 1994, primarily due to additional maintenance expenses and fuel related costs incurred due to the increase in the number of hours the Rosemary Facility was dispatched by VEPCO. Project development and administrative expense increased from $1,376 (4% of revenues) in 1994 to $1,821 (6% of revenues) in 1995 primarily due to additional administrative expenses relating to construction of the Brandywine Facility.

     Interest expense was $11,716 (38% of revenues) in 1995 compared to $11,018 (35% of revenues) in 1994. The increase in 1995 was attributable to additional borrowings. Depreciation, amortization of debt issue costs and amortization of partnership formation costs were stable and collectively amounted to 17% of revenues in 1995 and 1994.

     In 1995, the Company incurred a net loss of $2,003 as compared to a net loss of $458 in 1994. An allocation of $5,048 was made in 1995 for minority interest, a decrease of $652 from 1994 as a result of the overall decrease in net income of the Rosemary Partnership.

Liquidity and Capital Resources

      In 1997, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility. The Company utilized this cash to service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses.

      In 1996, the Company obtained cash from operations of the Rosemary Facility, issuance of the Rosemary Bonds and the Series A bonds, and borrowings under non-recourse project debt for the Brandywine Facility. The Company utilized this cash to refinance existing debt, fund development and construction of the Brandywine Facility, service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses. Additionally, the Company purchased the minority interest holder's remaining limited partnership interest in Panda-Rosemary.

      The principal future cash requirement of the Company will be payment of its debt service obligations. The Company will rely almost exclusively on distributions from the project entities to meet its cash requirements. The project entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility and the Brandywine Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. The Company currently believes that it will have sufficient liquidity from the cash flows available for distribution from the project entities, together with amounts held in debt service reserves and other restricted cash reserves, to satisfy its obligations. The Company's restricted cash balances are available only for specific uses as stated in the indentures, such as payment of debt service obligations, project construction and overhaul, and are not available for general corporate purposes.

      The Project Entities are dependent on capacity payments under their respective power purchase agreements to meet their fixed obligations, including payment of project-level debt service, and to make distributions to the Company. Capacity payments can be adversely affected by a major equipment failure, resulting in a facility being unavailable for dispatch for an extended period of time. Capacity payments can also be subject to reduction pursuant to regulatory disallowance and, under contractual provisions, as a result of events outside the Company's control. In 1999 and 2006, the capacity payments for the Rosemary Facility are scheduled to decrease by approximately $1.8 million (7.1%) and $5.4 million (23.1%), respectively, based on the facility's current capacity rating. The Company currently believes it will be able to continue to meet its obligations during the periods such reductions are applicable.

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

Year 2000 Matters

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In 1998, the Company initiated a review of existing accounting software to determine the impact of the Year 2000 Issue. Although such review is still in process, management estimates that the Year 2000 Issue will not pose significant operational problems for its computer systems. All costs associated with this conversion, which are not anticipated to be material, are being expensed as incurred.

Item 8.   Financial Statements and Supplementary Data.

      The Financial Statements and Supplementary Data filed herewith begin on page F-1 hereof.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

None

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The number of members of the Board of Directors of Company has been set at two, but the number may be increased or decreased by the Board of Directors or the stockholders. Directors of the Company are elected annually and each elected director holds office until a successor is elected. Robert W. Carter and Brian
G. Trueblood are the current directors of the Company. All executive officers of the company are filed annually by the Board of Directors of the Company to serve in such capacity until their respective successors are duly elected and qualified.

     The Certificate of Incorporation of the Company provides that the Company shall always have an individual serving as an "Independent Director" who shall have the right to vote or consent only on, and whose affirmative vote or consent shall be required with respect to, any decision by the Company or the Board of Directors of the Company to (i) file a bankruptcy petition, make an assignment for the benefit of creditors, apply for the appointment of a custodian, receiver or trustee for it or its property, consent to the filing of such proceeding or admit in writing to its inability to pay its debts generally as they become due; (ii) commence the dissolution, liquidation, consolidation, merger or sale of all or substantially all of its assets; (iii) amend the Certificate of Incorporation to broaden the purposes of the Company and in other respects; (iv) authorize the Company to engage in any activity other than those set forth in the Certificate of Incorporation, or (v) authorize any subsidiary with an Independent Director to take any action set forth in (i) through (iv). The Certificate of Incorporation of the Company provides that the Independent Director shall be a person who is not and has not been, for the five years preceding his election, (i) a direct or indirect legal or beneficial owner of the Company or its affiliates (or a member of the immediate family of such owner), (ii) a creditor, supplier, officer, director, promoter, underwriter, manager or contractor of the Company or any of its affiliates (or a member of the immediate family of any such officer or director) or (iii) a person (or a member of the immediate family of a person) employed by the Company or any of its affiliates or by any creditor, supplier, employee, stockholder, officer, director, promoter, underwriter, manager or contractor thereof. The Independent Director may, however, serve in such capacity for other affiliates of the
Company. In March 1998, Brian G. Trueblood was elected as the Independent Director of the Company.

     The following table sets forth the names and ages of the directors and the executive officers of the Company and their positions with the Company. Since the formation of the Company, each executive officer of the Company has held the same office(s) with the Company that he or she has held with each other corporation that is currently affiliated with the Company.

      Name            Age   Position with the Issuer and the Company

Robert W. Carter       59   Director, Chairman of the Board  and
                              Chief Executive Officer
Darol S. Lindloff      59   President
Janice Carter          55   Executive  Vice President, Secretary
                              and Treasurer
William C. Nordlund    43   Executive Vice President, Finance
Ralph T. Killian       51   Executive Vice President and
                              Operations Manager
Steven W. Crain        47   Senior Vice President, Business
                              Development
Ted C. Hollon          47   Senior Vice President, Project
                              Development
L. Stephen Rizzieri    42   Senior Vice President and General
                              Counsel
Brian G. Trueblood     36   Independent Director


     Robert W. Carter has been the Chairman of the Board and Chief Executive Officer of PEII, an affiliate of the Company, since January 1995. Mr. Carter has held similar chief executive positions with PEC, also an affiliate of the Company, and its subsidiaries since he founded PEC in 1982. Mr. Carter also is President of Robert Carter Oil & Gas, Inc. (an oil and gas exploration company), which he founded in 1980. From 1978 to 1980, Mr. Carter was Vice President of oil and gas lease sales for Reserve Energy Corporation (an oil and gas exploration company). From 1974 to 1978, he served as a marketing consultant to Forward Products, Inc. (a petrochemical company). Mr. Carter was Executive Vice President of Blasco Industries (a chemical and textile manufacturer) from 1970 to 1974. He served as a sales representative and sales manager for Olin Mathieson Chemical Corporation (a petrochemical, pulp and paper company) from 1965 to 1970. From 1960 to 1965, he was a sales representative for Inland, Mead Paper Company in Atlanta. Mr. Carter attended the University of Georgia. Mr. Carter is married to Janice Carter.

     Darol S. Lindloff was appointed President of PEII in February 1997. Prior thereto, he served as Senior Vice President, project Development of PEII from January 1996. He served as Vice President of PEII from January 1993 to January 1996 in the capacities of Business Development, Technical Director and project Development. Mr. Lindloff served as Marketing Manager for PEC from October 1989 until January 1993. From December 1987 to October 1989, Mr. Lindloff established a regional office in Dallas for Southwest Research Institute (a research and development company) and served as Regional Director. From
January 1986 to December 1987, Mr. Lindloff worked on the development of cogeneration facilities for Hawker Siddeley Power Engineering, Inc. (a British engineering company). During 1984 and 1985, he worked in the development of cogeneration facilities for Central & Southwest Corporation's subsidiary, C&SW Energy, Inc. (an energy company). Mr. Lindloff graduated from Southwestern University with a Bachelor of Science degree in organic chemistry.

     Janice Carter has been the Executive Vice President, Secretary, Treasurer and a Director PEII since January 1995 and has served in such capacities with PEC since its inception in
1982. From 1975 to 1980, Mrs. Carter was office manager of Reserve Energy Corporation. From 1969 to 1972, Mrs. Carter worked for University Computing, and from 1962 to 1968 she directed administration for the engineering department of Otis Engineering, a division of Halliburton International. Mrs. Carter also serves as Vice President and Secretary/Treasurer of Robert Carter Oil & Gas, Inc. Mrs. Carter attended Texas Tech University. Mrs. Carter is married to Robert W. Carter.

     William C. Nordlund has served as Executive Vice President, Finance of PEII since February 1997. Prior thereto, he served as Senior Vice President and General Counsel of PEII since August 1996, as Vice President and General Counsel of PEII since January 1995 and of PEC since January 1994. Mr. Nordlund was General Counsel of PEC from April 1993 to January 1994. He was Senior Vice President and General Counsel from August 1992 to April 1993 and Vice President and General Counsel from September 1991 to August 1992 for The Oxford Energy Company, a developer of independent power facilities. From July 1990 to September 1991, Mr. Nordlund was an attorney with Constellation Holdings, Inc., an affiliate of Baltimore Gas & Electric Company which developed independent power facilities. Prior to July 1990, he was a partner in the law firm of Winston & Strawn in Chicago. Mr. Nordlund earned a Bachelor of Arts degree from Vanderbilt University, a Juris Doctor degree from Duke University and a Master of Management degree from the J.L. Kellogg Graduate School of Business at Northwestern University.

     Ralph T. Killian served as Senior Vice President of PEII since May 1994, and has been Executive Vice President and Operations Manager since March 1998. Mr. Killian has overall responsibility for asset management which includes operations & maintenance, fuel, procurement and management, and power marketing for facilities. Mr. Killian also leads a group responsible for development of PEII's merchant plants in the United States. Between November 1989 and April 1994, Mr. Killian served as Vice President of Natural Resources for PEC. From 1988 to 1989, he was Senior Vice President of Texas Eastern Corporation (an energy company). From 1969 to 1988, he held various natural gas marketing and engineering management positions with Amoco Corporation (an energy company) including Regional Natural Gas Marketing Manager for Amoco Production
Company's Denver region. Mr. Killian graduated from the University of Florida with a Bachelor of Science degree in chemical engineering.

     Steven W. Crain has served as Senior Vice President, Business Development of PEII since February 1997. Mr. Crain joined Panda in 1996, originally serving as Director of Business Development for the Asian sub-continent. Prior to joining Panda, Mr. Crain served for over 18 years in various capacities for Eagleton Engineering Company, an engineering and construction management firm specializing in oil and gas processing and transportation. Mr. Crain served as a Vice President for Business Development and member of the Board of Directors from 1987 and 1995. He also served as the resident Managing Director of the Eagleton Saudi Arabia office for six years. From 1974 to 1977, Mr. Crain served as a Design Engineer for Stearns-Roger (now Raytheon) where he was involved in the design of coal-burning power plants. Mr. Crain earned a Bachelor of Science Degree in Electrical Engineering from Rice University, and is a registered professional engineer.

     Ted C. Hollon has served as Senior Vice President, Project Development of PEII since August 1997. Prior to his current position, he served as Vice President of Construction for PEII since March 1995. Mr. Hollon served as project manager for the Company's 230 megawatt Panda-Brandywine Facility from March 1993 until March 1995. Mr. Hollon previously held various positions with several prominent international engineering and construction companies such as Brown & Root International and CSR Serrine. Mr. Hollon has over 25 years of international construction experience. He earned a Bachelor of Science degree from Texas A&M University.

     L. Stephen Rizzieri has served as Vice President and General Counsel of PEII since February 1997 and has been Senior Vice President and General Counsel since March 1998. Prior thereto, he served as Deputy General Counsel since April 1996. From 1993 until he joined PEII, he was Assistant General Counsel of ENSERCH Development Corporation, the independent power development affiliate of ENSERCH Corporation. From 1985 to 1993, Mr. Rizzieri served in various capacities with Sunshine Mining Company and its affiliated companies, most recently as Assistant General Counsel and Secretary. From 1981 to 1985, he served in various capacities with Woods Petroleum Corporation (which was purchased by Sunshine Mining Company in 1985) and its affiliates, most recently as President of Woods Securities Corporation. In 1980, Mr. Rizzieri served as Deputy General Counsel - Enforcement Division, Oklahoma Securities Commission. Mr. Rizzieri earned a Bachelor of Arts degree from the State University of New York at Geneseo and a Juris Doctor degree from the University of Oklahoma.

     Brian G. Trueblood became the Independent Director of the Company in March 1997. He has served since February 1997, and also from September 1989 through August 1994, as a senior partner in the Dallas office of Lucas Associates (an Atlanta-based executive search firm). From August 1994 to February 1997, Mr. Trueblood served as Vice President of TNS Partners, Inc. (a Dallas-based retained executive search firm). Mr. Trueblood received a Bachelor of Science degree in general engineering from the United States Military Academy. Mr. Trueblood also serves as the Independent Director of various other subsidiaries of PEII.

Item 11.  Executive Compensation and Benefits

           No cash, stock options or other non-cash compensation has been paid or is proposed to be paid in the current calendar year, or in the last completed fiscal year, to any of the officers and directors listed under "Management" for their services to the Company. Mr. Trueblood is currently paid $1,000 annually by the Company for serving as an Independent Director thereof.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

      PEC owned beneficially, at March 25, 1998, one hundred percent (100%) of the issued and outstanding shares of the Company's common stock, $.01 par value, which is the only security entitled to vote for the election of the Company's directors. No director or officer of the Company owns any shares of any class of the Company's equity securities.

Item 13.  Certain Relationships and Related Transactions

      Since the date of incorporation of the Company, there have been no transactions, and there currently are not any proposed transactions, or series of similar transactions, to which the Company (or any of it's subsidiaries) was or is to be party, in which the amount involved exceeds $60,000 and in which a director or executive officer of the Company, has a material interest. Additionally, there are no business relationships that currently exist or have existed since the date of incorporation of the Company, involving the Company, on the one hand, and any director of the Company (or an affiliate thereof), on the other hand. No director or executive officer of the Company has been indebted to the Company, since the date of incorporation of the Company.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

     1.   Consolidated Financial Statements.

      See  Index  to  Financial  Statements  and  Financial
Statement Schedules on page F-1 hereof.

     2.   Consolidated Financial Statement Schedules.

      See  Index  to  Financial  Statements  and  Financial
Statement Schedules on page F-1 hereof.

      Schedules other than those listed on the accompanying Index to Financial Statements and Financial Statement Schedules are
omitted for the reason that they are either not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

     3.   Exhibits.


Exhibit
Number    Exhibit Description

3.01      Certificate of Incorporation of Panda Interfunding
          Corporation. (1)

3.02      Bylaws of Panda Interfunding Corporation. (1)

4.01      Trust  Indenture  dated  July  31,  1996,  among  Panda
          Funding Corporation, Panda Interfunding Corporation and
          Bankers Trust Company, as Trustee. (1)

4.02      First  Supplemental Indenture to Trust Indenture, dated
          July  31, 1996, among Panda Funding Corporation,  Panda
          Interfunding Corporation and Bankers Trust Company,  as
          Trustee. (1)

4.03      Second Supplemental Indenture to Trust Indenture, dated
          January 6, 1997, among Panda Funding Corporation, Panda
          Interfunding Corporation and Bankers Trust Company,  as
          Trustee. (1)

4.04      Form of 11-5/8% Pooled Project Bonds, Series A due 2012
          of Panda Funding Corporation. (1)

4.05      Form  of  11-5/8% Pooled Project Bonds, Series A-1  due
          2012 of Panda Funding Corporation. (1)

4.06 Registration Rights Agreement, dated July 31, 1996, among Panda Funding Corporation, Panda Interfunding
          Corporation and Jefferies & Company Inc. (1)

4.07      Collateral Agency Agreement, dated July 31, 1996, among
          Panda    Interfunding   Corporation,   Panda    Funding
          Corporation  and Bankers Trust Company, as Trustee  and
          Collateral Agent. (1)

4.08 Subrogation and Contribution Agreement, dated July 31, 1996, among Panda Interfunding Corporation, Panda Funding Corporation and Panda Interholding Corporation and each PIC U.S. Entity that is a signatory thereto.
          (1)

4.09 Guaranty Agreement (PIC U.S. Entity Subsidiaries), dated July 31, 1996 by Panda Interholding Corporation in favor of Bankers Trust Company, as Collateral Agent for the benefit of the Secured Parties. (1)

10.01     PIC  Loan Agreement, dated July 31, 1996, between Panda
          Funding  Corporation, as Lender, and Panda Interfunding
          Corporation, as Borrower. (1)

10.02     Loan  Agreement,  dated July 31,  1996,  between  Panda
          Interfunding  Corporation, as Lender, and Panda  Cayman
          Interfunding Company, as Borrower. (1)

10.03     Promissory    Note   issued   by   Panda   Interfunding
          Corporation on July 31, 1996 to Panda Funding Corporation in the original principal amount of $105,525,000, endorsed to Bankers Trust Company, as Collateral Agent. (1)

10.04     Security Agreement, dated July 31, 1996, between  Panda
          Interfunding Corporation and Bankers Trust Company,  as
          Collateral Agent. (1)

10.05     Security Agreement, dated July 31, 1996, between  Panda
          Funding  Corporation  and  Bankers  Trust  Company,  as
          Collateral Agent. (1)

10.06     Security Agreement, dated July 31, 1996, between  Panda
          Cayman  Interfunding  Company,  as  Debtor,  and  Panda
          Interfunding Corporation, as Secured Party. (1)

10.07     Stock  Pledge Agreement (Panda Interfunding Corporation
          Stock),  dated  July  31, 1996,  between  Panda  Energy
          Corporation  and Bankers Trust Company,  as  Collateral
          Agent. (1)

10.08     Stock  Pledge Agreement (Panda Funding Corporation  and
          PIC  Entity Stock), dated July 31, 1996, between  Panda
          Interfunding Corporation and Bankers Trust Company,  as
          Collateral Agent. (1)

10.09     Trust  Indenture,  dated July 31,  1996,  among  Panda-
          Rosemary Funding Corporation, Panda-Rosemary, L.P.  and
          Fleet National Bank, as Trustee. (1)

10.10     First  Supplemental Indenture to Trust Indenture, dated
          July    31,   1996,   among   Panda-Rosemary    Funding
          Corporation,  Panda-Rosemary, L.P. and  Fleet  National
          Bank, as Trustee. (1)

10.10.1   Second Supplemental Indenture to Trust Indenture, dated
          January   15,   1997,   among  Panda-Rosemary   Funding
          Corporation,  Panda-Rosemary, L.P. and  Fleet  National
          Bank, as Trustee. (1)

10.11     Form  of 8-5/8% First Mortgage Bonds due 2016 of Panda-
          Rosemary Funding Corporation. (1)

10.12 Deposit and Disbursement Agreement, dated July 31, 1996, among Panda-Rosemary Funding Corporation, Panda-Rosemary, L.P., Fleet National Bank, as Collateral Agent, and Fleet National Bank, as Depositary Agent.
          (1)

10.13 Collateral Agency and Intercreditor Agreement, dated July 31, 1996, among Panda Rosemary Funding Corporation, Panda-Rosemary, L.P., The L/C Issuer, The Trustee Under The Trust Indenture, The Depositary Agent, The Collateral Agent and The Other Secured Parties, all as named therein. (1)

10.14     Deed  of  Trust and Security Agreement, dated July  31,
          1996,  by Panda-Rosemary, L.P., Grantor, Ross J. Smyth,
          Trustee, and Fleet National Bank, as Collateral Agent, the Beneficiary. (1)

10.15     Security  Agreement,  dated July 31,  1996,  by  Panda-
          Rosemary,  L.P. to Fleet National Bank,  as  Collateral
          Agent. (1)

10.16     Security  Agreement,  dated July 31,  1996,  by  Panda-
          Rosemary Funding Corporation to Fleet National Bank, as
          Collateral Agent. (1)

10.17     General  Partner  Pledge and Security Agreement,  dated
          July  31, 1996, by Panda-Rosemary Corporation to  Fleet
          National Bank, as Collateral Agent. (1)

10.18     Limited  Partner  Pledge and Security Agreement,  dated
          July  31, 1996, by PRC II Corporation to Fleet National
          Bank, as Collateral Agent. (1)

10.19     Stock  Pledge  and Security Agreement, dated  July  31,
          1996,   by  Panda  Interholding  Corporation  to  Fleet
          National Bank, as Collateral Agent. (1)

10.20     Stock  Pledge  and Security Agreement, dated  July  31,
          1996, by Panda-Rosemary, L.P. to Fleet National Bank, as Collateral Agent. (1)

10.21     Partnership  Guaranty, dated July 31, 1996,  by  Panda-
          Rosemary,  L.P.  in  favor of Fleet National  Bank,  as
          Trustee. (1)

10.22     Reimbursement  Agreement, dated July 31, 1996,  between
          Panda-Rosemary,     L.P.,    Panda-Rosemary     Funding
          Corporation  and Bayerische Vereinsbank  AG,  New  York
          Branch. (1)

10.23     Irrevocable  Direct  Pay Letter  of  Credit  issued  by
          Bayerische Vereinsbank AG. (1)

10.24     Construction Loan Agreement and Lease Commitment, dated
          March  30,  1996,  between Panda-Brandywine,  L.P.  and
          General Electric Capital Corporation. (1)

10.24.1 Participation Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda Brandywine Corporation, General Electric Capital Corporation, Fleet National Bank, First Security Bank, National Association, and Credit Suisse. (1)

10.24.2   Letter   of   Credit  Reimbursement  Agreement,   dated
          December 18, 1996, among Panda-Brandywine, L.P.,  Panda
          Brandywine  Corporation  and General  Electric  Capital
          Corporation. (1)

10.24.3   Equity  Loan Facility Letter Agreement, dated  December
          18,  1996,  among  Panda Brandywine Corporation,  Panda
          Energy   Corporation  and  General   Electric   Capital
          Corporation. (1)

10.25     Bill  of  Sale and Severance Agreement, dated  December
          30, 1996, between Panda-Brandywine, L.P., as Seller, and Fleet National Bank, Owner Trustee, as Buyer. (1)

10.26     Facility Lease, dated December 18, 1996, between  Fleet
          National  Bank, as Owner Trustee, and Panda-Brandywine,
          L.P. (1)

10.27     Steam  Lease,  dated as of December 18,  1996,  between
          Panda-Brandywine,  L.P. and Brandywine  Water  Company.
          (1)

10.28 Amended and Restated Security Deposit Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda Brandywine Corporation, General Electric Capital Corporation, Fleet National Bank, Credit Suisse and First Security Bank, National Association. (1)

10.28.1 First Amendment to Amended and Restated Security Deposit Agreement, dated February 21, 1997, among Panda Brandywine, L.P., General Electric Capital Corporation, Fleet National Bank, Credit Suisse and First Security Bank, National Association. (1)

10.29 Amended and Restated Deed of Trust and Security Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. to Chicago Title Insurance Company, Trustee for the benefit of Fleet National Bank, as Security Agent, Beneficiary. (1)

10.30 Amended and Restated Steam Lessee Security Agreement, dated December 18, 1996, by Brandywine Water Company in favor of Fleet National Bank, as Security Agent. (1)

10.31     Amended and Restated Security Agreement, dated December
          18,  1996, by Panda-Brandywine, L.P. in favor of  Fleet
          National Bank, as Security Agent. (1)

10.32     Amended  and  Restated Trust Agreement, dated  December
          18, 1996, between General Electric Capital Corporation, as Owner Participant, and Fleet National Bank, as Owner
          Trustee. (1)

10.33     Amended  and Restated General Partner Pledge Agreement,
          dated   December   18,   1996,  by   Panda   Brandywine
          Corporation to Fleet National Bank, as Security  Agent.
          (1)

10.34 Amended and Restated Limited Partner Pledge Agreement, dated December 18, 1996, by Panda Energy Corporation to Fleet National Bank, as Security Agent. (1)

10.35     Amended  and  Restated  Stock Pledge  Agreement,  dated
          December 18, 1996, by Panda Interholding Corporation to
          Fleet National Bank, as Security Agent. (1)

10.36     Assumption Agreement and Release, dated July 31,  1996,
          by  Panda Interholding Corporation in favor of  General
          Electric  Capital Corporation and Fleet National  Bank.
          (1)

10.37     Power  Purchase and Operating Agreement, dated  January
          24, 1989, between Panda Energy Corporation and Virginia
          Electric and Power Company. (1)

10.38     Amendment   No.  1  to  Power  Purchase  and  Operating
          Agreement, dated October 24, 1989, between Panda Energy
          Corporation  and Virginia Electric and  Power  Company.
          (1)

10.39     Amendment   No.  2  to  Power  Purchase  and  Operating
          Agreement, dated July 30, 1993, between Panda-Rosemary,
          L.P. and Virginia Electric and Power Company. (1)

10.40     Fuel  Supply  Management Agreement, dated  October  10,
          1990,  between Panda-Rosemary Corporation  and  Natural
          Gas Clearinghouse. (1)

10.41 Amendment No. 1 to Fuel Supply Management Agreement, dated March 5, 1991, between Panda-Rosemary Corporation and Natural Gas Clearinghouse. (1)

10.42     Gas  Purchase  Contract, dated April 12, 1990,  between
          Panda-Rosemary    Corporation    and    Natural     Gas
          Clearinghouse. (1)

10.43     Amendment  of  Gas  Purchase  Contract  between  Panda-
          Rosemary Corporation and Natural Gas Clearinghouse. (1)

10.44     Pipeline Operating Agreement, dated February 14,  1990,
          between   Panda   Energy  Corporation,   Panda-Rosemary
          Corporation and North Carolina Natural Gas Corporation.
          (1)

10.45     Amendment No. 1 to Pipeline Operating Agreement,  dated
          May  7,  1990, between Panda Energy Corporation, Panda-
          Rosemary  Corporation  and North Carolina  Natural  Gas
          Corporation. (1)

10.46     Assignment  Agreement,  dated June  15,  1990,  between
          Panda    Energy    Corporation    and    Panda-Rosemary
          Corporation. (1)

10.47     Amendment No. 2 to Pipeline Operating Agreement,  dated
          November  19,  1991,  among Panda  Energy  Corporation,
          Panda-Rosemary  Corporation and North Carolina  Natural
          Gas Corporation. (1)

10.48     Real  Property Lease and Easement Agreement, dated June
          9,  1989,  between The Bibb Company and  Panda-Rosemary
          Corporation. (1)

10.49     First  Amendment  to Real Property Lease  and  Easement
          Agreement,  dated  October 1, 1989,  between  The  Bibb
          Company and Panda-Rosemary Corporation. (1)

10.50     Second  Amendment to Real Property Lease  and  Easement
          Agreement,  dated  January 31, 1990, between  The  Bibb
          Company and Panda-Rosemary Corporation. (1)

10.51     Leasehold  and Real Property Assignment and  Assumption
          Agreement,  dated  January  6,  1992,  between   Panda-
          Rosemary Corporation and Panda-Rosemary, L.P. (1)

10.52     Third  Amendment  to Real Property Lease  and  Easement
          Agreement,  dated  March  15, 1996,  between  The  Bibb
          Company and Panda-Rosemary, L.P. (1)

10.53     Cogeneration Energy Supply Agreement, dated January 12,
          1989,  between Panda Energy Corporation  and  The  Bibb
          Company. (1)

10.54     First   Amendment   to   Cogeneration   Energy   Supply
          Agreement, dated October 1, 1989, between Panda  Energy
          Corporation,  Panda-Rosemary Corporation and  The  Bibb
          Company. (1)

10.55     Service   Agreement,  dated  July  26,  1996,   between
          Transcontinental Gas Pipe Line Corporation  and  Panda-
          Rosemary, L.P. (1)

10.55.1   Form  of  Amendment  to  Service  Agreement,  effective
          January 1, 1997, between Transcontinental Gas Pipe Line
          Corporation and Panda-Rosemary, L.P. (1)

10.56     Service  Agreement  Applicable  to  Transportation   of
          Natural  Gas Under Rate Schedule FT, dated  August  20,
          1996,  between CNG Transmission Corporation and  Panda-
          Rosemary, L.P. (1)

10.57 Gas Transportation Agreement, dated August 1, 1996, between Texas Gas Transmission Corporation and Panda-
          Rosemary, L.P. (1)

10.58     Assignment  and  Assumption Agreement,  dated  May  15,
          1989,  between  Panda  Energy  Corporation  and  Panda-
          Rosemary Corporation. (1)

10.59     Bill  of  Sale and Assignment and Assumption Agreement,
          dated   January   6,   1992,   between   Panda-Rosemary
          Corporation and Panda-Rosemary, L.P. (1)

10.60     Assignment  and Assumption Agreement, dated January  6,
          1992,  between  Panda  Energy  Corporation  and  Panda-
          Rosemary Corporation. (1)

10.61     Power Purchase Agreement, dated August 9, 1991, between
          Panda-Brandywine,  L.P.  and  Potomac  Electric   Power
          Company. (1)

10.62     First  Amendment  to  Power Purchase  Agreement,  dated
          September 16, 1994, between Panda-Brandywine, L.P.  and
          Potomac Electric Power Company. (1)

10.62.1 Present Assignment of Power Purchase Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. to Fleet National Bank, as Owner Trustee, for the benefit of General Electric Capital Corporation, as Owner Participant. (1)

10.62.2 Amended and Restated Consent and Agreement, dated December 30, 1996, among Potomac Electric Power Company, Panda-Brandywine, L.P., Fleet National Bank, as Security Agent and Owner Trustee, General Electric Capital Corporation, as the issuer of the Letters of Credit, the Interest Hedging Counterparty and Owner Participant, First Security Bank, National Association, as Indenture Trustee, and Credit Suisse, as Administrative Agent. (1)

10.63     Amended  and  Restated  Turnkey  Cogeneration  Facility
          Agreement,   dated  March  30,  1995,  between   Panda-
          Brandywine, L.P. and Raytheon Engineers & Constructors,
          Inc. (1)

10.64     Raytheon  Parent Guaranty, dated May 18, 1994,  between
          Raytheon Company and Panda-Brandywine, L.P. (1)

10.65     Steam  Sales  Agreement, dated March 30, 1995,  between
          Panda-Brandywine,  L.P. and Brandywine  Water  Company.
          (1)

10.66     Gas  Sales  Agreement, dated March  30,  1995,  between
          Cogen  Development Company and Panda  Brandywine,  L.P.
          (1)

10.67     Precedent  Agreement, dated February 25, 1994,  between
          Columbia  Gas  Transmission   Corporation  and   Panda-
          Brandywine, L.P. (1)

10.68     Amending  Agreement,  dated  March  24,  1995,  between
          Columbia   Gas  Transmission  Corporation  and   Panda-
          Brandywine, L.P. (1)

10.69     Amended and Restated FTS Service Agreement, dated March
          23, 1995, between Columbia Gas Transmission Corporation and Panda-Brandywine, L.P. (1)

10.70 FTS Service Agreement, dated of as March 30, 1995, between Cove Point LNG Limited Partnership and Panda-
          Brandywine, L.P. (1)

10.71     Gas Transportation and Supply Agreement, dated November
          10, 1994, between Panda-Brandywine, L.P. and Washington
          Gas Light Company. (1)

10.72     Amended  and  Restated Site Lease, dated  December  18,
          1996, between Panda-Brandywine, L.P. and Fleet National
          Bank, as Owner Trustee. (1)

10.73     Amended and Restated Site Sublease, dated December  18,
          1996,  between Fleet National Bank,  Owner Trustee,  as
          Sublessor,  and Panda-Brandywine, L.P.,  as  Sublessee.
          (1)

10.74     Purchase Agreement, dated July 26, 1996, between  Panda
          Funding Corporation and Jefferies & Company, Inc. (1)

10.75 Additional Projects Contract, dated July 31, 1996, among Panda Energy International, Inc., Panda Energy
          Corporation, and Panda Interfunding Corporation. (1)

10.76 Non-Petition Agreement, dated July 31, 1996, among Panda Interfunding Corporation, Panda Interholding Corporation, Panda-Rosemary Corporation, PRC II Corporation, Panda-Rosemary Funding Corporation and Panda-Rosemary, L.P. (1)

10.77     Non-Petition  Agreement, dated  July  31,  1996,  among
          Panda    Funding   Corporation,   Panda    Interholding
          Corporation, Panda Interfunding Corporation  and  Panda
          (Cayman) Interfunding Company. (1)

12.00     Computation of Ratio of Earnings to Fixed Charges. (2)

21.00     Subsidiaries of Registrant. (2)

24.00      Powers of Attorney, included on signature page hereof.(2)

27.00     Financial Data Schedule. (2)


(1) Previously filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-19445) of Panda Funding Corporation, Panda Interfunding Corporation and Panda Interholding Corporation (affiliates of the registrant), and incorporated herein by reference.
 (2)      Filed herewith.

   (b) Reports on Form 8-K.  None.

     Supplemental Information to be Furnished With Reports  Filed
Pursuant  to Section 15(d) of the Act by Registrants  Which  Have
Not Registered Securities Pursuant to Section 12 of the Act.

       No  annual  report  or  proxy  statement  or  other  proxy
soliciting  material  was  sent  to  security  holders   of   the
registrant during the registrant's last fiscal year.

                               F-1


                 INDEX TO FINANCIAL STATEMENTS


Panda  Interfunding  Corporation  and  Subsidiaries  Consolidated
Financial Statements:

  Independent Auditors' Report                             F-2

  Consolidated Balance Sheets as of December 31, 1996
    and 1997                                               F-3

  Consolidated Statements of Operations for the years
    ended December 31, 1995, 1996 and 1997                 F-5

  Consolidated Statements of Shareholder's Deficit for the
    years ended December 31, 1995, 1996 and 1997           F-6

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, 1996 and 1997                 F-7

  Notes to Consolidated Financial Statements for the
    years ended December 31, 1995, 1996 and 1997           F-8




                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors
of Panda Energy International, Inc.:

We have audited the accompanying consolidated balance sheets of Panda Interfunding Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Dallas, Texas
March 23, 1998


                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                                      1996            1997
                                                             -------------   -------------
Current assets:
  Cash and cash equivalents ...............................  $     828,797   $   2,922,990
  Restricted cash - current ...............................     17,809,921      19,399,413
  Accounts receivable .....................................      9,402,685       8,208,842
  Fuel oil, spare parts and supplies ......................      7,913,777       6,264,549
  Other current assets ....................................        164,905         257,877
                                                             -------------   -------------
    Total current assets ..................................     36,120,085      37,053,671

Plant and equipment:
  Electric generating facilities ..........................    288,716,711     291,515,328
  Furniture and fixtures ..................................        494,418         533,663
  Less: accumulated depreciation ..........................    (26,539,539)    (38,114,058)
                                                             -------------   -------------
    Total plant and equipment, net ........................    262,671,590     253,934,933

Restricted cash - debt service reserves and escrow deposits     31,799,366      31,636,814

Debt issuance costs, net of accumulated
  amortization of $165,015 and $866,294 respectively ......      7,570,521       6,939,863
                                                             -------------   -------------

                                                             $ 338,161,562   $ 329,565,281
                                                             =============   =============

          See accompanying notes to consolidated financial statements

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                   1996            1997
                                                          -------------   -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................  $     660,167   $        --
    Interest and letter of credit fees .................      6,297,558       5,520,141
    Operating expenses and other .......................      6,991,796       4,879,522
  Current portion of long-term debt ....................      5,717,623       5,816,974
                                                          -------------   -------------
      Total current liabilities ........................     19,667,144      16,216,637

Deferred revenue .......................................           --        13,140,387

Long term debt, less current portion ...................    209,830,918     204,013,946

Capital lease obligation ...............................    217,488,645     231,278,528

Commitments and contingencies (Note 8)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................             10              10
  Advances to parent ...................................    (63,033,590)    (67,571,030)
  Accumulated deficit ..................................    (45,791,565)    (67,513,197)
                                                          -------------   -------------
                                                           (108,825,145)   (135,084,217)
                                                          -------------   -------------
                                                          $ 338,161,562   $ 329,565,281
                                                          =============   =============

          See accompanying notes to consolidated financial statements

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                    1995          1996           1997
                                                               ------------   ------------   ------------
REVENUE:
  Electric capacity and energy sales ........................  $ 29,858,475   $ 32,273,736   $ 65,004,373
  Steam and chilled water sales .............................       473,040        502,757        623,934
  Interest income ...........................................       895,268      1,518,006      2,511,356
                                                               ------------   ------------   ------------
                                                                 31,226,783     34,294,499     68,139,663
                                                               ------------   ------------   ------------
EXPENSES:
  Plant operating expenses ..................................     9,347,707     12,050,495     26,245,012
  Project development and administrative ....................     1,821,376      3,533,348      8,083,348
  Interest expense and letter of credit fees ................    11,715,929     19,414,012     43,257,137
  Depreciation ..............................................     4,209,453      5,531,502     11,574,519
  Amortization of debt issuance costs .......................       554,311        493,799        701,279
  Amortization of partnership formation costs ...............       533,116        533,100           --
                                                               ------------   ------------   ------------
                                                                 28,181,892     41,556,256     89,861,295
                                                               ------------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM     3,044,891     (7,261,757)   (21,721,632)

  Minority interest .........................................    (5,047,580)    (2,405,160)          --
                                                               ------------   ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM ..............................    (2,002,689)    (9,666,917)   (21,721,632)

  Extraordinary item - loss on early extinguishment of debt .          --      (21,336,550)          --
                                                               ------------   ------------   ------------

NET LOSS ....................................................  $ (2,002,689)  $(31,003,467)  $(21,721,632)
                                                               ============   ============   ============

          See accompanying notes to consolidated financial statements

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                                  Total
                                 COMMON STOCK
                                 -------------  Advances     Accumulated    Shareholder's
                                 Shares Amount  to Parent      Deficit         Deficit
                                  -----  ---  ------------   ------------   -------------
BALANCE, January 1, 1995 ........ 1,000  $10  $(16,517,526)  $(12,785,409)  $ (29,302,925)

  Advances to parent, net .......  --     --   (15,746,235)          --       (15,746,235)

  Net loss ......................  --     --          --       (2,002,689)     (2,002,689)
                                  -----  ---  ------------   ------------   -------------

BALANCE,  December 31, 1995 ..... 1,000   10   (32,263,761)   (14,788,098)    (47,051,849)

  Advances to parent, net .......  --     --   (30,769,829)          --       (30,769,829)

  Net loss ......................  --     --          --      (31,003,467)    (31,003,467)
                                  -----  ---  ------------   ------------   -------------

BALANCE,  December 31, 1996 ..... 1,000   10   (63,033,590)   (45,791,565)   (108,825,145)

  Advances to parent, net .......  --     --    (4,537,440)          --        (4,537,440)

  Net loss ......................  --     --          --      (21,721,632)    (21,721,632)
                                  -----  ---  ------------   ------------   -------------

BALANCE,  December 31, 1997 ..... 1,000  $10  $(67,571,030)  $(67,513,197)  $(135,084,217)
                                  =====  ===  ============   ============   =============

          See accompanying notes to consolidated financial statements

                         PANDA INTERFUNDING CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                        1995            1996           1997
                                                               -------------   -------------   ------------
OPERATING ACTIVITIES:
  Net loss ..................................................  $  (2,002,689)  $ (31,003,467)  $(21,721,632)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:

      Loss on early extinguishment of debt ..................           --        21,336,550           --
      Minority interest .....................................      5,047,580       2,405,160           --
      Depreciation ..........................................      4,209,453       5,531,502     11,574,519
      Amortization of debt issuance costs ...................        554,311         493,799        701,279
      Amortization of partnership formation costs ...........        533,116         533,100           --
      Amortization of loan discount and deferred
        interest on capital lease obligation ................        124,176         391,491     21,621,411
  Changes in assets and liabilities:
    Accounts receivable .....................................        460,319      (4,202,686)     1,193,843
    Fuel oil, spare parts and supplies ......................        261,516      (4,829,609)     1,649,228
    Other current assets ....................................         26,484        (152,241)       (92,972)
    Accounts payable and accrued expenses ...................        (81,728)      9,529,946     (2,889,692)
                                                               -------------   -------------   ------------
      Net cash provided (used) by operating activities ......      9,132,538          33,545     12,035,984
                                                               -------------   -------------   ------------

INVESTING ACTIVITIES:

  Restricted cash - current .................................        695,684     (15,933,779)    (1,589,492)
  Additions to property, plant and equipment ................   (122,001,950)    (60,179,401)    (3,498,029)
  Acquisition of minority interest ..........................           --       (34,256,423)          --
  Restricted cash - debt service reserves and escrow deposits       (747,655)    (21,600,418)       162,552
                                                               -------------   -------------   ------------
      Net cash provided (used) by investing activities ......   (122,053,921)   (131,970,021)    (4,924,969)
                                                               -------------   -------------   ------------

FINANCING ACTIVITIES:

  Distributions to minority interest owner ..................     (3,800,279)     (1,152,113)          --
  Advances to parent ........................................    (15,746,235)    (30,769,829)    (4,537,440)
  Deferred revenue ..........................................           --              --       13,140,387
  Proceeds from long term debt ..............................    147,541,291     299,677,926           --
  Repayment of long term debt ...............................    (17,500,000)   (128,415,271)    (5,717,621)
  Repayment of capital lease obligation .....................           --              --       (7,831,527)
  Debt issuance costs .......................................       (334,391)     (7,735,536)       (70,621)
                                                               -------------   -------------   ------------
      Net cash provided (used) by financing activities ......    110,160,386     131,605,177     (5,016,822)
                                                               -------------   -------------   ------------

Increase (decrease) in cash and cash equivalents ............     (2,760,997)       (331,299)     2,094,193

Cash and cash equivalents, beginning of period ..............      3,921,093       1,160,096        828,797
                                                               -------------   -------------   ------------

Cash and cash equivalents, end of period ....................  $   1,160,096   $     828,797   $  2,922,990
                                                               =============   =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid, net of amounts capitalized .................  $  11,799,297   $  15,656,801   $ 44,034,554

          See accompanying notes to consolidated financial statements

        PANDA INTERFUNDING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the Years Ended December 31, 1995, 1996 and 1997

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


2. SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any differences from those estimates are recorded in the period in which they are identified.

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

      Plant and Equipment -- Electric generating facility assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Depreciation of office furniture, equipment, and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Costs, including interest on funds borrowed to finance the construction of facilities, related to projects under construction are capitalized as construction in progress. Construction in progress balances are transferred to electric generating facilities when the assets are ready for their intended use. Capitalized interest was $5,793,296 and $11,055,172 during 1995 and 1996, respectively. No interest was capitalized in 1997. Maintenance and repair costs are charged to expense as incurred. Other projects currently under development by PEII may be transferred to the Company at PEII's historical cost when construction financing has been obtained or when the completed projects have commenced commercial operations, subject to certain limitations in the Company's indentures (see Note 6).

     Debt Issuance Costs -- The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the term of the related debt.

      Partnership Formation Costs -- The costs related to the formation of Panda-Rosemary were capitalized and amortized over a five year period ended December 31, 1996.

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

     Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $870,200, $1,654,000 and $2,480,000 in 1995, 1996 and 1997,
respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

      Asset Impairment -- In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), the Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. The Company adopted SFAS 121 in 1996 and such adoption had no material impact on its financial position or results of operations.

      Interest  Cost  -- Total interest cost incurred,  including
capitalized   interest,   was   $17,509,225,   $30,469,184    and
$43,257,137 in 1995, 1996 and 1997, respectively.


3.  ADVANCES TO PARENT

      Advances to parent represent cash advances to the parent, allocations of general and administrative expenses from the parent, and the excess of liabilities assumed over the assets contributed on projects owned by the parent and contributed in connection with the formation of the Company.

      The advances to parent for the years ended December 31, 1995, 1996 and 1997 consist of the following:


  Balance, January 1, 1995                          $16,517,526
  Cash advanced to parent, net                       16,616,435
  Administrative costs allocated from parent          (870,200)

  Balance, December 31, 1995                         32,263,761
  Cash advanced to parent, net                       32,423,829
  Administrative costs allocated from parent        (1,654,000)

  Balance, December 31, 1996                         63,033,590
  Cash advanced to parent, net.                       7,017,440
  Administrative costs allocated from parent.       (2,480,000)

  Balance, December 31, 1997.                       $67,571,030

      The  average balance of advances to parent was $20,336,000,
$47,649,000   and  $65,300,000  during  1995,  1996   and   1997,
respectively.

4. FUEL OIL, SPARE PARTS AND SUPPLIES

      Fuel oil, spare parts and supplies are comprised of the following amounts:

                                      1996             1997
Fuel oil                             $3,496,269      $3,232,983
Spare parts and supplies              4,417,508       3,031,566
          Total                      $7,913,777      $6,264,549


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

      The Rosemary Project produces both electricity and useful thermal energy in the form of steam. Electric capacity and energy sales are based on the terms of the power purchase agreement between Panda-Rosemary and Virginia Electric Power Company ("VEPCO") dated January 24, 1989. The agreement requires Panda-Rosemary to provide VEPCO with all the available capacity of the Rosemary Project on an as-needed basis with VEPCO obligated to pay for the power delivered and dependable capacity of the facility at a rate per kilowatt which decreases in certain periods as defined by the agreement. The term of the agreement is 25 years and expires December 2015. A financial institution has provided a letter of credit for approximately $5 million guaranteeing Panda-Rosemary's performance under the power purchase agreement. Steam and chilled water are sold to a third party under a separate agreement which also has a term of 25 years and expires December 2015. The Rosemary Project is managed by PRC, the general partner, and was operated by an unrelated third party through 1996. Effective January 1, 1997, the
Rosemary Project is operated by a subsidiary of PEII. The Company incurred management fees of $1,675,142 to the affiliated management company for the year ended December 31, 1997.

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

      Prior to acquiring the Investor's 90% limited partnership interest on July 31, 1996, the Company controlled Panda-Rosemary through its general partner interest. As general partner, the Company has exclusive management authority over the operations of Panda-Rosemary. Accordingly, Panda-Rosemary's statements of operations and of cash flows for the year ended December 31, 1995 and for the period January 1, 1996 through July 31, 1996 (in addition to the post-acquisition period) have been consolidated in the accompanying financial statements. The capital of the Investor and Panda-Rosemary's net income allocated to the
Investor are presented as minority interest in the accompanying financial statements.

      Brandywine Project -- On August 9, 1991, Panda-Brandywine entered into a power purchase agreement ("PPA") with Potomac Electric Power Company ("PEPCO") to build a 230 megawatt gas-fired facility in Brandywine, Maryland ("Brandywine
Project"). The Brandywine Project, constructed by Raytheon Engineers and Constructors, Inc. ("Raytheon") under a fixed fee, turn-key contract, was substantially completed and commenced commercial operations in October, 1996.

      The PPA requires Panda-Brandywine to supply PEPCO with all available capacity from the facility for the 25-year term of the agreement with a guaranteed dispatch level of at least 60 hours per week for the first 15 years. In late 1997, Panda-Brandywine and PEPCO reached a tentative agreement for modification of the PPA (see Note 8). A construction loan commitment in the amount of $215 million was provided by General Electric Capital Corporation ("GECC") in April, 1995. On December 30, 1996 the loan converted to a capital lease with GECC in the amount of $217.5 million with a twenty year term and two five year renewal options (see Note
6). GECC has committed to provide letters of credit up to a maximum of approximately $7.3 million (under certain circumstances) guaranteeing Panda-Brandywine's performance under the agreement.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

      Long-term debt and capital lease obligation of the Company as of December 31, 1996 and 1997 are summarized as follows:

                                    1996              1997
First Mortgage Bonds for
    Rosemary Project            $110,023,541      $104,521,719
Series A Bonds                   105,525,000       105,309,201
Total long-term debt             215,548,541       209,830,920
  Less current portion           (5,717,623)       (5,816,974)
                                $209,830,918      $204,013,946

Capital lease obligation for
    Brandywine  Project         $217,488,645      $231,278,528

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

      Under the loan agreement, TCW also received 1,004,000 warrants to purchase shares of PEII stock. A loan discount of $1,241,812 was created as a result of allocating value to the warrants. The carrying value of the warrants is adjusted annually to the redemption price. Such adjustment, which was allocated to the Company from PEII until the debt was retired in July 1996, was $153,861 and $172,924 in 1995 and 1996,
respectively, and was recorded as interest expense in the accompanying statements of operations.

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

      Series A Bonds -- In July 1996, Panda Funding Corporation ("PFC"), a wholly-owned subsidiary of the Company, issued $105,525,000 of pooled project bonds ("Series A Bonds"). The Series A Bonds bear interest at a fixed rate of 11-5/8% payable semiannually commencing February 20, 1997. Scheduled principal payments are required semiannually commencing February 20, 1997 and will continue through maturity on August 20, 2012. The Series A Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Series A Bonds are fully and unconditionally guaranteed by PIC and are guaranteed on a limited basis by Interholding up to a maximum amount specified by the guarantee agreement which approximates $25.1 million at December 31, 1997. The consolidated financial statements of Interholding are filed separately with the Securities and Exchange Commssion. The assets of PIC on a separate-company basis at December 31, 1997 consist of cash balances of $21.1 million (restricted under the indenture), debt issue costs of $3.7 million, and PIC's ownership interests in the nonguarantor subsidiaries. The liabilities of PIC on a separate-company basis at December 31, 1997 consist of its obligation of $105.3 million under the Series A Bonds and $4.4 million of accrued interest. In addition to its equity in the losses of nonguarantor subsidiaries, the revenues of PIC on a separate-company basis for the year ended December 31, 1997 consisted of interest income of approximately $1.0 million earned on its restricted cash balances and its expenses consisted of interest of $12.2 million on the Series A Bonds and $0.3 million of amortization of debt issue costs. Additionally, the Series A Bonds are secured by (i) all of the capital stock of PFC, PIC and Interholding, (ii) 60% of the capital stock of PIC Cayman, (iii) PIC's interest in distributions from Interholding, and (iv) certain other collateral. The Series A Bonds are effectively subordinated to the obligations of PIC's subsidiaries under project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

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

      In connection with the issuance of the Series A Bonds, the Company advanced approximately $34.8 million to PEII for project development and general corporate purposes. See Note 3.

      Construction Loan and Capital Lease --  On April 10,  1995,
Panda-Brandywine closed the initial funding of a $215 million construction loan commitment with GECC. The construction loan bore an interest rate of the Eurodollar rate plus 2.5%.

      The Brandywine Project commenced commercial operations on October 31, 1996. The construction loan was converted to long-term non-recourse financing of $217.5 million in the form of a capital lease on December 30, 1996. To effect the lease financing, title to the Brandywine Project was transferred to a third party trustee and leased back to Panda-Brandywine. The Brandywine facility lease is a net lease with an initial term of 20 years and two five-year renewal options. The minimum lease payments through 2000 are less than the interest expense on the capital lease obligation, resulting in increases in the principal amount of the capital lease obligation. Amortization of the original principal amount of the capital lease obligation begins in 2007. The documents governing the lease financing contain various affirmative and negative covenants, including limitations on the ability of Panda-Brandywine to make distributions to its partners. In connection with the capital lease financing, GECC has committed to provide letters of credit up to a maximum of approximately $7.3 million under certain circumstances (see Note
5). The letters of credit have an annual fee of 1.50% on any amounts outstanding.

     The future minimum lease commitments under the capital lease for the Brandywine Project are as follows:

     1998                                    $   10,419,439
     1999                                        17,584,915
     2000                                        20,489,320
     2001                                        25,613,918
     2002                                        27,770,137
     Thereafter                                 473,645,389
                                               ------------

     Total minimum lease payments               575,523,118
     Amounts representing interest            (344,244,590)
                                               ------------
     Present value of net minimum payments     $231,278,528
                                               ============

      Long-term Debt Maturities -- The principal maturities of long-term obligations, excluding the capital lease relating to the Brandywine Project, for each of the five years succeeding
December 31, 1997 and thereafter are as follows:

     1998                                        $5,816,974
     1999                                         5,926,269
     2000                                         6,024,598
     2001                                         7,229,603
     2002                                        10,081,509
     Thereafter                                 174,751,967
                                               $209,830,920

7. INCOME TAXES

     A provision for income taxes for 1995, 1996 and 1997 has not been recorded since operating losses were incurred for each year.

      The Company has approximately $44 million of net operating loss carryforwards at December 31, 1997, the benefits of which will be available to the Company when realized by PEII. The net operating loss carryforwards will expire during the years 2007 to 2012. PEII may become subject to a limitation on the amount of net operating loss carryforwards which may be used annually to offset income should certain changes in its ownership occur in the future. Should PEII become subject to such a limitation, the amount of tax benefits available to the Company could be reduced.

      Deferred tax assets of approximately $13 million and $23 million as of December 31, 1996 and 1997, respectively, consist primarily of interest in partnerships and net operating losses and are offset by a valuation allowance. The deferred tax asset for interest in partnerships relates to the difference between the tax basis of the assets contributed to the partnership upon its formation and the Company's financial reporting basis in those assets.

     SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only when reassessment demonstrates that it is more likely than not that such benefits will be realized. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense or as an income tax benefit.

8. COMMITMENTS AND CONTINGENCIES

      In connection with a previous borrowing from Nova Northwest Inc. ("Nova"), Nova received a cash flow participation interest in  the  distributions from the Rosemary Project for the term  of
the    Panda-Rosemary   L.P.   partnership    agreement.     Such
participation interest amounted to 4.33% of the Company's own participation interest, which was 10% at the time the agreement was  entered into.  PEII  filed an action with the District Court of Dallas County, Texas seeking a declaratory judgment that Nova's cash flow participation is 0.433% of the Company's 100% interest after the acquisition of the institutional investor's
90% limited partnership interest. In 1997, this dispute was settled. The cost of the settlement will be paid by PEII; accordingly, the cost is not reflected in the Company's financial statements. The settlement did not have a material impact on the consolidated financial position, results of operations or cash flows of PEII.

       In August 1996, Panda-Brandywine and PEPCO commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). In late 1997, Panda-Brandywine reached a tentative agreement with PEPCO under which the amount of capacity payments will be increased (as compared with the capacity payments originally anticipated) during the first ten years following the commencement of commercial operations, and will be reduced during the final fifteen years of the Power Purchase Agreement. The agreement provides that PEPCO will pay to Panda-Brandywine within two business days following the effective date of the settlement (as discussed below) approximately $3.8 million, which represents the difference between the originally scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997. Capacity payments for the final three months of 1997 were made in accordance with the tentative agreement. Additionally, PEPCO has agreed to release certain amounts of capacity to Panda-Brandywine for resale of energy to other parties, and to grant Panda-Brandywine the right to sell additional energy to other parties subject to the availability of the facility. The effectiveness of the agreement with PEPCO is subject to the consent of the financing parties, including GECC, under the capital lease financing arrangements for the facility. In this regard, Panda-Brandywine has commenced discussions with GECC and the other financing parties concerning such consents, and has executed an agreement in principle with GECC. Among other things, this agreement in principle provides for (i) the reallocation of lease payments to GECC in order to match the
revised   capacity  payment  schedule  with   PEPCO,   (ii)   the
reimbursement  to GECC by Panda-Brandywine of certain  fees,  and
(iii) certain technical amendments to the applicable financing documents. The finalization of the tentative agreement is subject to several conditions, including but not limited to written consents from all other financing parties and other applicable parties, receipt of legal opinions concerning the tax and regulatory consequences of the transaction, and the preparation of definitive legal documentation of the transaction to the satisfaction of all parties involved.

      As discussed in Note 5, Raytheon constructed the Brandywine Project pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with Panda-Brandywine. Raytheon completed the construction and start-up of the Brandywine Project and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement, although the date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement are the subject of a dispute between Panda-Brandywine and Raytheon. The Company estimates that the amount in dispute is less than $1 million and believes that the resolution of this dispute will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

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

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes, based on the advice of counsel, the amount of ultimate liability allocable to the Company with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.


9. RELATED PARTY TRANSACTIONS

      The Company purchases insurance coverage through an agency owned by a major shareholder of PEII who is also a member of the board of directors of PEII and a relative of PEII's chairman. The Company believes such coverage is on terms that are no less favorable than reasonably available from unaffiliated third parties. Total insurance purchases through this agency were $298,728, $754,388 and $1,153,623 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Rosemary Project is operated by an affiliated management company which is a subsidiary of PEII (see Note 5).

10.  FAIR  VALUE  OF FINANCIAL INSTRUMENTS AND  CONCENTRATION  OF
CREDIT RISK

      The estimated fair values of the Company's financial instruments as of December 31, 1996 and 1997 are as follows:

                                      Carrying Value   Fair Value
1996:  Long-term debt,
  including current portion           $215,548,541     $220,824,791
1997:  Long-term debt,
  including current portion            209,830,920      216,149,472

       The Rosemary Bonds and the Series A Bonds have limited trading. The fair value of these bonds is estimated based on a third party quotation.

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



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PANDA INTERFUNDING CORPORATION

Date:     March 27, 1998      By:  /s/ Robert W. Carter
                                   Robert W. Carter, Chairman  of
                                   the  Board and Chief Executive
                                   Officer


                        POWER OF ATTORNEY

      KNOW ALL PEOPLE BY THESE PRESENTS, that each of the undersigned officers and directors of Panda Interfunding Corporation. (the "Company") hereby constitutes and appoints Robert W. Carter or Janice Carter or any of them (with full power to each of them to act along), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Form 10-K for the year ending December 31, 1997, including any and all amendments and supplements hereto, with any regulatory authority, granting said attorneys and each of them; full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself, or she herself, might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                         Date

/s/  Robert W. Carter    Chairman of the Board,     March 27, 1998
Robert W. Carter         Chief Executive Officer
                          and Director
                    (Principal Executive Officer)

/s/  Janice Carter       Executive Vice President,   March 27, 1998
Janice Carter            Secretary and Treasurer
               (Principal Financial and Accounting Officer)



EXHIBIT NO. 12.00

PANDA INTERFUNDING CORPORATION

RATIO OF EARNINGS TO FIXED CHARGES

(Dollars in Thousands)


                                                  Year Ended December 31,
                                        1993      1994       1995       1996       1997
Income (loss) before minority
 interest and extraordinary items     $ 4,502   $ 5,242   $  3,045   $ (7,262)   $(21,722)

Interest expense                       11,066    11,018     11,716     19,414      43,257
Amortization of debt issue costs          502       600        554        494         701
Capitalized interest                                803      5,793     11,055         --
                                      ----------------------------------------------------
  Total fixed charges                  11,568    12,421     18,063     30,963      43,958

Earnings before fixed charges          16,070    16,860     15,315     12,646      22,236

Ratio of earnings to fixed charges       1.39      1.36       0.85       0.41        0.51

Deficiency in coverage of
  fixed charges                                           $(2,748)   $(18,317)   $(21,722)


EXHIBIT 21.00



       SUBSIDIARIES OF PANDA INTERFUNDING CORPORATION

                                              Jurisdiction of
Name of Entity                                Organization

Panda Funding Corporation                     Delaware
Panda Cayman Interfunding Corporation         Cayman Islands, B.W.I.
Panda Interholding Corporation                Delaware
Panda-Rosemary Corporation                    Delaware
PRC II Corporation                            Delaware
Panda-Rosemary, L.P.                          Delaware
Panda-Rosemary Funding Corporation            Delaware
Rosemary Water Company                        Delaware
Panda Brandywine Corporation                  Delaware
Panda Energy Corporation                      Delaware
Brandywine Water Company                      Delaware
Panda-Brandywine, L.P.                        Delaware






27.01             Financial Data Schedule